Form 10-Q
period 1995-03-31
NEW ENGLAND LIFE PENSION PROPERTIES IV
filed 1995-05-12
CIK 779742

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                _________________

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


      For Quarter Ended March 31, 1995  Commission File Number 0-15429




                     NEW ENGLAND LIFE PENSION PROPERTIES IV;
                        A REAL ESTATE LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


     Massachusetts                           04-2893298
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)

     399 Boylston Street, 13th Fl.
     Boston, Massachusetts                   02116
(Address of principal executive offices)   (Zip Code)

               Registrant's telephone number, including area code:
                                 (617) 578-1200



Former Name, former address and former fiscal year if changed since last report


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X    No  ___


                     NEW ENGLAND LIFE PENSION PROPERTIES IV;
                        A REAL ESTATE LIMITED PARTNERSHIP

                                    FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 1995

                                     PART I

                              FINANCIAL INFORMATION




                                                      Page(s)



Item 1.   Financial Statements                             --------

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operation   --------

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEET
(Unaudited)

                                     March 31, 1995        December 31, 1994
                                   ------------------      -----------------
Assets


Real estate joint ventures            $54,082,885             $53,837,786


Cash and cash equivalents               7,157,779              12,370,267
Short-term investments                    503,058                 922,981
Other receivables                          29,901                  13,976
                                    ---------------         ---------------
                                      $61,773,623             $67,145,010
                                    ===============         ===============


Liabilities and Partners' Capital

Accounts payable                      $   108,992             $   127,950
Accrued management fee                    201,857                  65,340
Deferred management and disposition
 fees                                   2,797,930               2,797,930
                                    ---------------         ---------------
Total liabilities                       3,108,779               2,991,220
                                    --------------          ---------------


Commitments to fund real estate
 investments

Partners' capital (deficit):
Limited partners ($863 and $918
  per unit, respectively; 120,000
  units authorized, 94,997 issued
  and outstanding)                     58,802,840              64,289,145
  General partners                       (137,996)               (135,355)
                                   --------------           ---------------
Total partners' capital                58,664,844              64,153,790
                                    --------------           ---------------

                                      $61,773,623             $67,145,010
                                    ==============          ===============






                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF OPERATIONS
(Unaudited)

                                          Quarter ended March 31,
                                          -----------------------
                                      1995                 1994
                                      ----                 ----

INVESTMENT ACTIVITY

Joint venture earnings            $1,218,626            $888,134
Amortization                          (6,153)             (6,633)
                                  --------------       --------------

 Total real estate operations      1,212,473             881,501

Interest on cash equivalents
 and short-term investments          131,827              69,690
                                  --------------       --------------

 Total investment activity         1,344,300             951,191
                                  --------------       --------------

PORTFOLIO EXPENSES

Management fee                        201,857            108,948
General and administrative             85,232             63,221
                                  --------------       --------------
                                      287,089            172,169
                                  --------------       --------------

NET INCOME                        $ 1,057,211          $ 779,022
                                  ==============       ==============

Net income per
limited partnership unit          $     11.02          $    8.12
                                  ==============       ==============

Cash distributions per limited
partnership unit                  $     68.77          $   10.47
                                  ==============       ==============

Number of
limited partnership units
outstanding during the period          94,997             94,997
                                  ==============       ==============

                 (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)

                                           Quarter ended March 31,
                                      -------------------------------
                                        1995                  1994
                                       ---------           ----------

Net cash provided by operating
 activities                            $924,822            $1,329,374
                                       -----------         ------------

Cash flows from investing activity:
 Decrease in short-term
  investments, net                      408,847             4,648,101
                                       -------------       ------------

Cash flows from financing activity:
 Distributions to partners           (6,546,157)           (1,004,565)
                                     ---------------       ------------

Net increase (decrease) in cash
 and cash equivalents                (5,212,488)           4,972,910


Cash and cash equivalents:
 Beginning of period                 12,370,267             2,146,673
                                    -------------         ------------

 End of period                       $7,157,779            $7,119,583
                                    =============         ============





                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(Unaudited)




                                 Quarter ended March 31,
                                 -----------------------

                            1995                     1994
                            ----                     ----

                      General     Limited     General      Limited
                      Partners    Partners    Partners     Partners
                      --------    --------    --------     --------


Balance at beginning
     of period       $(135,355)  $64,289,145  $(127,594)   $65,057,473

Cash distributions     (13,213)   (6,532,944)    (9,946)      (994,619)

Net income              10,572     1,046,639      7,790        771,232
                     ---------   -----------  ---------    -----------
Balance at end
     of period       $(137,996)  $58,802,840  $(129,750)   $64,834,086
                     =========   ===========  =========    ===========











                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1995 and December 31, 1994 and the results of its operations, its cash flows and changes in partners' capital (deficit) for the interim periods ended March 31, 1995 and 1994. These adjustments are of a normal recurring nature.

  See notes to financial statements included in the Partnership's 1994 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

Note 1 - Organization and Business
- - - - - ----------------------------------

  New England Life Pension Properties IV; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other organizations intended to be exempt from federal income tax. The Partnership commenced operations in May, 1986 and acquired the six real estate investments it currently owns prior to the end of 1987. It intends to dispose of its investments within eight to twelve years of their acquisition, and then liquidate.

Note 2 - Real Estate Joint Ventures
- - - - - -----------------------------------

  Summarized Financial Information

  The following summarized financial information is presented in the aggregate for the Partnership's joint ventures:

                             Assets and Liabilities
                             ----------------------

                                 March 31, 1995   December 31, 1994
                               ------------------ -----------------
Assets
  Real property, at cost less
   accumulated depreciation of
   $12,998,171 and $12,483,694,
   respectively                $    51,898,054    $ 52,351,990
  Other                              2,673,532       1,881,118
                               ------------------   -----------------
                                    54,571,586      54,233,108

Liabilities                        (1,086,739)        (644,808)
                               ------------------   -----------------

Net assets                     $    53,484,847    $ 53,588,300
                               ===============    ===================

                              Results of Operations
                              ---------------------

                                   Quarter ended March 31,
                               -------------------------------
                                   1995             1994
                               --------------   ---------------
Revenue
  Rental income                $ 2,589,891       $ 2,178,478
  Other income                      26,754            61,102
                               --------------   ---------------
                                 2,616,645         2,239,580
                               --------------    ---------------


Expenses
  Operating expenses               723,729           666,815
  Depreciation and amortization    590,213           673,557
                               --------------    ---------------
                                 1,313,942         1,340,372
                               --------------    ---------------

  Net income                   $ 1,302,703       $   899,208
                               ==============    ===============



     Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to one joint venture) its affiliate on behalf of their financing arrangements with the joint ventures.

     The Partnership's Rancho Cucamonga investment was sold on December 30, 1994. The above amounts include the results of operations in 1994 for this investment. A capital distribution of $55 per limited partnership unit was made in January 1995 from the proceeds of the sale.


Note 3 - Subsequent Events
- - - - - --------------------------

   Distributions of cash from operations relating to the quarter ended March 31, 1995 were made on April 27, 1995 in the aggregate amount of $2,040,996 ($21.27 per limited partnership unit). A portion of the cash distribution is attributable to a discretionary reduction of cash reserves, which had been previously accumulated through operating activities. In connection with the distribution, $74,445 of the previously accrued, but deferred, management fee was paid to the advisor.


Management's Discussion and Analysis of Financial Condition and Results of
- - - - - --------------------------------------------------------------------------
 Operations
- - - - - -----------

Liquidity and Capital Resources
- - - - - -------------------------------

   The Partnership completed its offering of units of limited partnership interest in December 1986. A total of 94,997 units were sold. The Partnership received proceeds of $85,677,259, net of selling commissions and other offering costs, which have been invested in real estate, used to pay related acquisition costs or retained as working capital reserves. The Partnership made nine real estate investments. Three investments have been sold; one in 1988 and one each in 1993 and 1994.

   On December 30, 1994, the Partnership's Rancho Cucamonga joint venture sold its property and the Partnership received net sale proceeds of $5,261,275. On January 26, 1995, the Partnership made a capital distribution of $55 per limited partnership unit ($5,224,835) from the proceeds of the sale. The adjusted capital contribution after this distribution is $863 per unit.

   At March 31, 1995, the Partnership had $7,660,837 in cash, cash equivalents and short-term investments, which was partially used for cash distributions of $2,040,996 to partners on April 27, 1995 and the payment of previously accrued, but deferred, management fees to the advisor of $74,445. The remainder will primarily be used to complete the funding of investment commitments and for working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and short-term investments and proceeds from the sale of such investments. Distributions of cash from operations relating to the first quarter of 1995 were made at the annualized rate of 6% on the weighted average adjusted capital contribution; in addition, a special distribution totaling $776,289 ($8.09 per limited partnership unit) was made which is attributable to a discretionary reduction of cash reserves which had been previously accumulated through operating activities. The managing general partner will continue to evaluate reserve levels in the context of the Partnership's investment objectives.
Distributions of cash from operations relating to the first quarter of 1994 were at the annualized rate of 5%, on an adjusted capital contribution of $918 per unit.

   The carrying value of real estate investments in the financial statements is at cost or is reduced to its lower net realizable value if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows. Carrying value may be greater or less than current appraised value. At March 31, 1995, the appraised values of certain investments exceeded the related carrying values by an aggregate of $7,100,000 and the appraised values of the remaining investments were less than the related carrying values by an aggregate of $2,200,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.


RESULTS OF OPERATIONS
- - - - - ---------------------

   FORM OF REAL ESTATE INVESTMENTS

   The investments currently in the portfolio are structured as joint ventures with real estate development/management firms. The Rancho Cucamonga investment, which property was sold in December 1994, was also structured as a joint venture.

   OPERATING FACTORS

   Overall occupancy at the Columbia Gateway Corporate Park remained at 92% during the first quarter of 1995, up from 73% at March 31, 1994.

   Occupancy at Reflections Apartments decreased slightly during the first quarter to 95%, from 96% at year end 1994 and 97% one year ago. Although the Fort Myers apartment market remains competitive, rental rates have shown positive growth.

   Occupancy at Metro Business Center at March 31, 1995 was 98%, consistent with the prior year first quarter, but a decrease from 100% as of the end of 1994. Rental rates have begun to increase as the Phoenix market appears to have stabilized. However, this property faces leasing exposure during 1995 as 21% of the leases are due to expire.

   Leasing at Decatur TownCenter II remained at 100% during the first quarter of 1995, up from 93% one year ago. During the quarter a ten-year lease renewal was executed for approximately 43% of the total square feet of the property.

   Occupancy at Palms Business Centers increased to 97% at March 31, 1995, up from 96% and 91% at December 31, 1994 and March 31, 1994, respectively. The overall health of the Las Vegas market has strengthened and there has been some upward movement in rental rates. Discussions continue with the venture partner to restructure the joint venture; however, there can be no assurance that this transaction will be completed.

   Leasing at 270 Technology Center remained at 100% at March 31, 1995, an increase from 65% one year prior. During 1995, approximately 20% of the leases at this property are due to expire.

   INVESTMENT ACTIVITY

   Interest on cash equivalents and short-term investments increased between the first quarter of 1995 and 1994 as a result of larger invested balances, as well as an increase in interest rates. Invested balances were higher due to the temporary investment of proceeds from the Rancho Cucamonga sale.

   Exclusive of the operating results from Rancho Cucamonga, real estate operations for the first quarter of 1995 were $1,212,473 as compared to $808,225 for the same period in 1994. This 50% increase was primarily due to improved operating results at all of the Partnership's investments. Improvement was most notable at Columbia Gateway Corporate Park, at which results increased by approximately $164,000 and at 270 Technology Center, at which results increased by approximately $55,000. These increases were due to a significant improvement in occupancy over the first quarter of the prior year. Net operating income also improved at Metro Business Center. Net operating income also improved at Decatur TownCenter II by approximately $123,000 due to a termination fee obtained from a tenant vacating the property of approximately $205,000, which was partially offset by an increase in operating expenses and a decrease in other rental revenue.

   Notwithstanding this increase in operating results and $83,773 in cash flow from Rancho Cucamonga in 1994, operating cash flow during the first quarter of 1995 decreased $320,779 or 26% as compared to the comparable period in 1994. This decrease was primarily due to Columbia Gateway Corporate Park which retained working capital reserves at the property level during the first quarter of 1995 (as compared to $434,375 distributed during the comparable prior year period). Subsequent to the first quarter these excess reserves at the property level were distributed to the Partnership as they were no longer deemed necessary. Operating cash flow at the remainder of the Partnership's investments was consistent with the change in operating results.


   PORTFOLIO EXPENSES

   The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

   The Partnership management fee increased between the first quarter of 1995 and 1994 due to an increase in distributable cash flow from operations. The increase is primarily attributable to the discretionary reduction in cash reserves as noted previously. General and administrative expenses increased approximately 35% or $22,000 due to increased professional fees.

INFLATION
- - - - - ---------

   By their nature, real estate investments tend not to be adversely affected by inflation. Inflation may tend to result in appreciation in the value of the Partnership's real estate investments over time if rental rates and replacement costs increase. Recently, declines in real property values have overshadowed the overall positive effect inflation may have on the value of the Partnership's investments.

                     NEW ENGLAND LIFE PENSION PROPERTIES IV;
                        A REAL ESTATE LIMITED PARTNERSHIP

                                    FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 1995

                                     PART II

                                OTHER INFORMATION





Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits:   None.

               b. Reports on Form 8-K: During the quarter ended March 31, 1995, the Partnership filed one current report on Form 8-K dated December 30, 1994, reporting Item No. 2 "Acquisition or Disposition of Asset".




                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            NEW ENGLAND LIFE PENSION PROPERTIES IV; A REAL ESTATE LIMITED PARTNERSHIP
                                  (Registrant)



May 12, 1995               ------------------------------------
                           Peter P. Twining
                           Managing Director and General Counsel
                           of Managing General Partner,
                           Fourth Copley Corp.




May 12, 1995               -----------------------------------
                           Marie A. Welch
                           Investment Officer and Chief Accounting
                           Officer of Managing General Partner,
                           Fourth Copley Corp.