Form 10-Q
period 1995-06-30
NEW ENGLAND LIFE PENSION PROPERTIES IV
filed 1995-08-11
CIK 779742

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                           _________________

                               FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1995      Commission File Number 0-15429




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

                    FOR QUARTER ENDED JUNE 30, 1995

                                PART I

                         FINANCIAL INFORMATION

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEET
(Unaudited)


                                   JUNE 30, 1995   DECEMBER 31, 1994
ASSETS

Real estate investments:
 Real estate joint ventures         $ 41,012,776    $    53,837,786
 Property, net                        12,218,756                  -
                                     -----------    ---------------
                                      53,231,532         53,837,786

Cash and cash equivalents              6,725,800         12,370,267
Short-term investments                   586,494            922,981
Other receivables                              -             13,976
                                     -----------    ---------------

                                    $ 60,543,826    $    67,145,010
                                     ===========    ===============


Liabilities and Partners' Capital

Accounts payable                    $     76,460    $       127,950
Accrued management fee                   163,449             65,340
Deferred management and
 disposition fees
                                       2,682,934          2,797,930
                                     -----------    ---------------
Total liabilities                      2,922,843          2,991,220
                                     -----------    ---------------

Commitments to fund
  real estate investments

Partners' capital (deficit):
 Limited partners ($863 and $918
 per unit, respectively; 120,000
 units authorized, 94,997 units
 issued and outstanding)              57,769,418         64,289,145
 General partners                       (148,435)          (135,355)
                                      -----------    ---------------
Total partners' capital               57,620,983         64,153,790
                                      -----------    ---------------


                                    $ 60,543,826    $    67,145,010
                                     ===========    ===============

           (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF OPERATIONS
(Unaudited)
                             QUARTER ENDED  SIX MONTHS ENDED QUARTER ENDED   SIX MONTHS ENDED
                             JUNE 30, 1995   JUNE 30, 1995   JUNE 30, 1994    JUNE 30, 1994
INVESTMENT ACTIVITY

Property rentals              $   621,520    $    1,178,860    $        -     $           -
Property operations expense      (166,147)         (292,467)             -                 -
Depreciation and amortization     (97,291)         (250,208)             -                 -
                                ----------     -------------    ----------      ------------
                                  358,082           636,185             -                 -

Joint venture earnings            753,011         1,688,294       894,951         1,783,085
Amortization                       (4,844)           (9,689)       (6,632)          (13,265)
                                ----------     -------------    ----------      ------------

 Total real estate operations   1,106,249         2,314,790       888,319         1,769,820

Interest on cash equivalents
 and short-term investments       104,775           236,602        86,106           155,796
                               ----------     -------------    ----------      ------------

 Total investment activity      1,211,024         2,551,392       974,425         1,925,616
                               ----------     -------------    ----------      ------------

Portfolio Expenses
Management fee                    122,898           324,755       119,766           228,714
General and administrative         87,059           172,291        93,964           157,185
                               ----------     -------------    ----------      ------------
                                  209,957           497,046       213,730           385,899
                               ----------     -------------    ----------      ------------

Net income                    $ 1,001,067    $    2,054,346    $  760,695     $   1,539,717
                               ==========     =============    ==========      ============

Net income per limited
 partnership unit             $     10.43    $        21.41    $     7.93     $       16.05
                               ==========     =============    ==========      ============

Cash distributions per
 limited partnership unit     $     21.27    $        90.04    $    11.48     $       21.95
                               ==========     =============    ==========      ============

Number of limited
partnership units outstanding
during the period                  94,997            94,997        94,997           94,997
                               ==========     =============    ==========      ============

           (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)


                                            SIX MONTHS ENDED JUNE 30,
                                                  1995       1994

NET CASH PROVIDED BY OPERATING ACTIVITIES    $ 2,667,029  $3,182,890
                                              ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in joint ventures                          -    (552,562)
 Investment in property                          (52,406)          -
 Decrease in short-term investments, net         328,063   3,910,370
                                               ----------  ----------
   Net cash provided by investing activities     275,657   3,357,808
                                              ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions to partners                   (8,587,153)  (2,106,246)
                                              ----------  ----------

Net increase (decrease) in cash
 and cash equivalents                         (5,644,467)   4,434,452

Cash and cash equivalents:
 Beginning of period                           12,370,267   2,146,673
                                               ----------  ----------

 End of period                                $ 6,725,800  $6,581,125
                                               ==========  ==========


Non-cash transaction:

Effective January 1, 1995, the Partnership's joint venture investment in Palms Business Center was converted to a wholly-owned property. The carrying value of this investment at conversion was $12,519,961.



           (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(Unaudited)
                Quarter Ended         Six Months Ended        Quarter Ended         Six Months Ended
                June 30, 1995          June 30, 1995          June 30, 1994          June 30, 1994

               General   Limited      General    Limited     General    Limited     General    Limited
               Partners  Partners     Partners   Partners    Partners   Partners    Partners   Partners

Bal. at
beginning
of period    $(138,036) $ 58,798,948 $(135,355) $ 64,289,145 $(129,750) $64,834,086  $(127,594) $65,057,473

Cash
distributions  (20,410)   (2,020,586)  (33,623)   (8,553,530)  (11,116)  (1,090,565)   (21,062)  (2,085,184)

Net income      10,011       991,056    20,543     2,033,803     7,607      753,088     15,397    1,524,320
              ---------- -----------  ---------  ----------- ---------  ----------- ---------  -----------

Balance at
end of period$(148,435) $ 57,769,418 $(148,435)  $57,769,418 $(133,259) $64,496,609   $(133,259) $64,496,609
               ========= ===========  =========  =========== =========  =========== =========  ===========

         (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1995 and December 31, 1994 and the results of its operations and its cash flows for the interim periods ended June 30, 1995 and 1994. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1994 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.


NOTE 1 - ORGANIZATION AND BUSINESS

     New England Life Pension Properties IV; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other organizations intended to be exempt from federal income tax. The Partnership commenced operations in May, 1986 and acquired the six real estate investments it currently owns prior to the end of 1987. It intends to dispose of the investments within eight to twelve years of their acquisition, and then liquidate.


NOTE 2 - REAL ESTATE JOINT VENTURES

     In the second quarter of 1995, the Palms Business Center investment was converted to a wholly-owned property effective January 1, 1995. Accordingly, amounts previously reported as joint venture earnings in the first quarter of 1995 have been reclassified in the Statement of Operations. This reclassification had no effect on the Partnership's operating results.

     The following summarized financial information is presented in the aggregate for the Partnership's joint ventures:

ASSETS AND LIABILITIES


                                   JUNE 30, 1995   DECEMBER 31, 1994
Assets
 Real property, at cost less
   accumulated depreciation
   of $10,491,517 and
   $12,483,694, respectively         $41,559,417        $52,351,990
 Other                                 1,300,804          1,881,118
                                     -----------        -----------
                                      42,860,221         54,233,108

Liabilities                            (453,100)          (644,808)
                                     -----------        -----------

Net assets                           $42,407,121        $53,588,300
                                     ===========        ===========
RESULTS OF OPERATIONS
                                          SIX MONTHS ENDED JUNE 30,
                                                1995      1994
Revenue
  Rental income                            $3,871,198   $4,228,337
  Other income                                 72,941      271,460
                                           ----------   ----------

                                            3,944,139    4,499,797
                                           ----------   ----------

Expenses
  Operating expenses                        1,201,327    1,415,780
  Depreciation and amortization               874,597    1,281,446
                                           ----------   ----------
                                            2,075,924    2,697,226
                                           ----------   ----------

Net income                                 $1,868,215   $1,802,571
                                           ==========   ==========


     Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to one joint venture) its affiliates on behalf of its various financing arrangements with the joint ventures.

     The Partnership's Rancho Cucamonga investment was sold on December 30, 1994. The above 1994 amounts include the results of operations for this investment. A capital distribution of $55 per limited partnership unit was made in January 1995 from the proceeds of this sale.



NOTE 3 - PROPERTY

     Effective January 1, 1995, the Palms Business Center joint venture was restructured and the venture partner's ownership interest assigned to the Partnership. Accordingly, as of this date, the investment is being accounted for as a wholly-owned property. The carrying value of the joint venture investment at conversion was allocated to land, building and improvements, amount payable to developer and other net operating liabilities. The former venture partner will receive 40% of the excess cash flow above a specified level until its cash investment of $360,000 is repaid in full.

     The following is a summary of the Partnership's investment at June
30, 1995:

          Land                                         $ 3,072,333
          Buildings, improvements
           and other capitalized costs                   9,781,461
          Accumulated depreciation and amortization      (250,208)
          Payable to developer                           (280,000)
          Net operating liabilities                      (104,830)
                                                       -----------

                                                       $12,218,756
                                                       ===========


     The buildings and improvements are being depreciated over 25 years, beginning January 1, 1995.


NOTE 4 - SUBSEQUENT EVENT

Distributions of cash from operations relating to the quarter ended June 30, 1995 were made on July 27, 1995 in the aggregate amount of $1,242,638 ($12.95 per limited partnership unit).

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     The Partnership completed its offering of units of limited partnership interest in December, 1986. A total of 94,997 units were sold. The Partnership received proceeds of $85,677,259, net of selling commissions and other offering costs, which have been invested in real estate, used to pay related acquisition costs or retained as working capital reserves. The Partnership made nine real estate investments. Three investments have been sold; one in 1988 and one each in 1993 and 1994.

     On December 30, 1994, the Partnership's Rancho Cucamonga joint venture sold its property and the Partnership received net sale proceeds of $5,261,275. On January 26, 1995, the Partnership made a capital distribution of $55 per limited partnership unit ($5,224,835) from the proceeds of the sale. The adjusted capital contribution after this distribution is $863 per unit.

     At June 30, 1995, the Partnership had $7,312,294 in cash, cash equivalents and short-term investments, of which $1,242,638 was used for cash distributions to partners on July 27, 1995; the remainder will primarily be used to complete the funding of investment commitments and for working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and short-term investments. Distributions of cash from operations for the second quarter of 1995 were at the annualized rate of 6% on the adjusted capital contribution noted above. Distributions of cash from operations relating to the first quarter of 1995 were made at the annualized rate of 6% on a weighted average adjusted capital contribution; in addition, a special distribution totaling $776,289 ($8.09 per limited partnership unit) was made which is attributable to a discretionary reduction of cash reserves which had been previously accumulated through operating activities. Since the total quarterly distribution exceeded the annualized rate of 8%, previously deferred management fees to the advisor became currently payable in the amount of $175,000 or 50% of the excess distribution. The managing general partner will continue to evaluate reserve levels in the context of the Partnership's investment objectives. Distributions of cash from operations relating to the first and second quarters of 1994 were at the annualized rates of 5% and 5.5% on an adjusted capital contribution of $918 per unit.

     The carrying value of real estate investments in the financial statements is at cost or is reduced to its lower net realizable value if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows. Carrying value may be greater or less than current appraised value. At June 30, 1995, certain appraised values exceeded the related carrying values by an aggregate of $8,300,000 and certain appraised values were less than their related carrying values by an aggregate of $1,900,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.



RESULTS OF OPERATIONS

    The investments currently in the portfolio are structured as joint ventures with real estate development/management firms. The Rancho Cucamonga investment, which property was sold in December 1994, was also structured as a joint venture. Effective January 1, 1995, the Palms Business Center joint venture was restructured and converted to a wholly-owned property.

     OPERATING FACTORS

     Overall occupancy at the Columbia Gateway Corporate Park remained at 92% during the first six months of 1995 (occupancy was 82% one year prior).

     Occupancy at Reflections ended the second quarter of 1995 at 95%, consistent with one year ago. Although the Fort Myers apartment market remains competitive, rental rates have improved.

    Occupancy at Metro Business Center at June 30, 1995 was 98%, consistent with the previous quarter, but down slightly from 100% one year ago. Rental rates have begun to increase as the Phoenix market appears to have stabilized. However, this property faces leasing exposure during 1995 as 18% of the leases are due to expire.

     Leasing at Decatur TownCenter II decreased slightly from 100% to 98% during the second quarter of 1995 (occupancy was 98% one year prior).

     Occupancy at Palms Business Center increased to 99% at June 30, 1995 (up from 97% and 98% one quarter and one year prior, respectively). The overall health of the Las Vegas market has improved and there appears to be some upward movement in rental rates. Discussions were concluded with the venture partner to restructure this joint venture during the second quarter of 1995, and effective January 1, 1995, the venture partner's ownership interest was assigned to the Partnership, thereby giving sole control of the property to the Partnership.

     Leasing at 270 Technology Center was 70% at June 30, 1994 and increased to 100% during the third quarter of 1994 where it has remained through the second quarter of 1995. However, during 1995 approximately 14% of the leases at this property are due to expire.


     INVESTMENT ACTIVITY

     Interest on cash equivalents and short-term investments increased during the first six months of 1995 as compared to the same period of 1994 as a result of larger invested balances, as well as an increase in interest rates. Invested balances were higher due to the temporary investment of proceeds from the Rancho Cucamonga sale.



     Exclusive of the operating results from Rancho Cucamonga, real estate operating activity for the first six months of 1995 and 1994 was $2,314,790 and $1,616,720, respectively. This 43% increase was due to improved operating results at all of the Partnership's investments. Improvement was most notable at Columbia Gateway Corporate Park, at which results increased by approximately $338,000 due to improvements in occupancy. Improved occupancy also resulted in a $60,000 increase in results from 270 Technology Center. Net operating income at Metro Business Center and Palms Business Center improved by $84,000 and $124,000, respectively, primarily due to increases in rental rates.
Net operating income also increased at Decatur TownCenter II by $56,000, due to the receipt of a loan termination fee of $205,000 during the first quarter of 1995, partially offset by a decrease in other rental revenue and an increase in operating expenses.

     Notwithstanding the improved real estate operating results and $234,173 in cash flow from Rancho Cucamonga in 1994, operating cash flow from investments currently owned for the first six months of 1995 decreased $281,688 or 10% as compared to the comparable period in 1994. This decrease was primarily due to Columbia Gateway Corporate Park and 270 Technology Park retaining working capital reserves at the joint venture level during the first six months of 1995. These decreases were partially offset by an increase in operating cash flow from Metro Business Center due to the timing of distributions. Operating cash flow from the remainder of the Partnership's investments was consistent with the change in operating results.

     PORTFOLIO EXPENSES

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

     The management fee increased between the six months ended June 30, 1994 and 1995 due to an increase in distributable cash flow from operations. The increase is primarily attributable to the discretionary reduction in cash reserves noted previously. General and administrative expenses increased approximately $15,000 between these respective periods primarily due to increased professional fees.

                NEW ENGLAND LIFE PENSION PROPERTIES IV;
                  A REAL ESTATE LIMITED PARTNERSHIP

                              FORM 10-Q

                      FOR QUARTER ENDED JUNE 30, 1995

                                PART II

                          OTHER INFORMATION





Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits:   NONE.

               b. Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended June 30, 1995.

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



                            NEW ENGLAND LIFE PENSION PROPERTIES IV; A
                            REAL ESTATE LIMITED PARTNERSHIP
                                  (Registrant)



August 11, 1995             Peter P. Twining
                            Managing Director and General Counsel of
                            Managing General Partner,
                            Fourth Copley Corp.



August 11, 1995             Marie A. Welch
                            Investment Officer and Chief Accounting
                            Officer of Managing General Partner,
                            Fourth Copley Corp.