Form 10-Q
period 1995-09-30
NEW ENGLAND LIFE PENSION PROPERTIES IV
filed 1995-11-13
CIK 779742

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                  ------------
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     ----------------------------------------------------------------------

For Quarter Ended September 30, 1995    Commission File Number 0-15429


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



----------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes _X_        No ___




                     NEW ENGLAND LIFE PENSION PROPERTIES IV;
                        A REAL ESTATE LIMITED PARTNERSHIP

                                    FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 1995

                                     PART I

                              FINANCIAL INFORMATION
                             ----------------------




NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEET
(Unaudited)

                                   September 30, 1995   December 31, 1994
                                   ------------------   -----------------
ASSETS

Real estate investments:
   Joint ventures                     $   40,861,157      $   53,837,786
   Property, net                          12,153,060               --
                                      ---------------     ---------------
                                          53,014,217          53,837,786


Cash and cash equivalents                  4,127,348          12,370,267
Short-term investments                     3,108,386             922,981
Other receivables                               --                13,976
                                      ---------------     ---------------
                                      $   60,249,951      $   67,145,010
                                      ===============     ===============



LIABILITIES AND PARTNERS' CAPITAL (Deficit)

Accounts payable                      $      117,985      $      127,950
Accrued management fee                        61,449              65,340
Deferred management and disposition
  fees                                     2,745,455           2,797,930
                                      ---------------     ---------------
Total liabilities                          2,924,889           2,991,220
                                      ---------------     ---------------

Partners' capital (deficit):
   Limited partners ($863 and $918
     per unit, respectively;
     120,000 units authorized,
     94,997 units issued and
     outstanding)                         57,476,456          64,289,145
   General partners                         (151,394)           (135,355)
                                      ---------------     ---------------
Total partners' capital                   57,325,062          64,153,790
                                      ---------------     ---------------

                                      $   60,249,951      $   67,145,010
                                      ===============     ===============

                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF OPERATIONS
(Unaudited)

                                     Quarter Ended      Nine Months Ended        Quarter Ended        Nine Months Ended
                                   September 30, 1995   September 30, 1995     September 30, 1994     September 30, 1994
                                   ------------------   ------------------    -------------------     ------------------

INVESTMENT ACTIVITY

Property rentals                    $       599,703       $    1,778,563       $         --          $         --
Property operations expense                (132,005)            (424,472)                --                    --
Depreciation and amortization               (97,291)            (347,499)                --                    --
                                     ---------------      ---------------      ----------------       ---------------
                                            370,407            1,006,592                 --                    --

Joint venture earnings                      694,903            2,383,197             1,081,321             2,864,406
Amortization                                 (4,844)             (14,533)               (6,633)              (19,898)
                                     ---------------      ---------------      ----------------       ---------------

   Total real estate operations           1,060,466            3,375,256             1,074,688             2,844,508

Interest on cash equivalents
  and short term investments                100,151              336,753                89,361               245,157
                                     ---------------      ---------------      ----------------       ---------------
   Total investment activity              1,160,617            3,712,009             1,164,049             3,089,665
                                     ---------------      ---------------      ----------------       ---------------

Portfolio Expenses

Management fee                              122,898              447,653               119,766               348,480
General and administrative                   91,002              263,293                81,316               238,501
                                     ---------------      ---------------      ----------------       ---------------
                                            213,900              710,946               201,082               586,981
                                     ---------------      ---------------      ----------------      ----------------



Net Income                          $       946,717       $    3,001,063       $       962,967       $     2,502,684
                                     ===============      ===============      ================       ===============

Net income per limited partnership
  unit                              $          9.87       $        31.28       $         10.04       $         26.08
                                     ===============      ===============      ================       ===============

Cash distributions per
  limited partnership unit          $         12.95       $       102.99       $         12.62       $         34.57
                                     ===============      ===============      ================       ===============

Number of limited partnership
  units outstanding during the
  period                                     94,997               94,997                94,997                94,997
                                     ===============      ===============      ================       ===============

                (See accompanying notes to financial statements)


NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Deficit)
(Unaudited)

                    Quarter Ended        Nine Months Ended          Quarter Ended           Nine Months Ended
                  September 30, 1995     September 30, 1995       September 30, 1994        September 30, 1994
                  -------------------    -------------------      -------------------       ------------------

                 General   Limited     General      Limited       General     Limited      General    Limited
                Partners   Partners    Partners     Partners      Partners    Partners     Partners   Partners
               ---------   ---------   ---------    ---------     ---------   ---------    ---------  ---------


Balance at
beginning of
period          $(148,435) $57,769,418  $(135,355)  $64,289,145  $(133,259)  $64,496,609  $(127,594) $65,057,473


Cash
distributions     (12,426)  (1,230,212)   (46,049)   (9,783,742)   (12,110)   (1,198,862)   (33,172)  (3,284,046)


Net income          9,467      937,250     30,010     2,971,053      9,630       953,337     25,027    2,477,657
                 ---------  ----------  ---------    ----------   ---------   ----------  ----------  ----------


Balance at
end of period   $(151,394) $57,476,456  $(151,394)  $57,476,456  $(135,739)  $64,251,084  $(135,739) $64,251,084
                ========== ============ ==========  ===========  ==========  ===========  ========== ===========

                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)

                                            Nine Months Ended September 30,
                                            --------------------------------
                                                   1995            1994
                                            --------------------------------

Net cash provided by operating activities   $   3,823,109    $   4,432,091
                                            --------------    -------------

Cash flows from investing activities:
   Investment in joint venture                       --         (1,753,549)
   Investment in property                         (73,175)            --
   Decrease (increase) in short-term
       investments, net                        (2,163,062)       4,843,672
                                              ------------     ------------
          Net cash provided by (used in)
          investing activities                 (2,236,237)       3,090,123
                                              ------------     ------------

Cash flows from financing activity:
   Distributions to partners                   (9,829,791)      (3,317,218)
                                              ------------     ------------

          Net increase (decrease) in
          cash and cash equivalents            (8,242,919)       4,204,996

Cash and cash equivalents:
   Beginning of period                         12,370,267        2,146,673
                                              ------------     ------------

   End of period                            $   4,127,348    $   6,351,669
                                            ==============   ==============

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

                (See accompanying notes to financial statements)


NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1995 and December 31, 1994 and the results of its operations, its cash flows and changes in partners' capital (deficit) for the interim periods ended September 30, 1995 and 1994. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1994 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

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

NOTE 2 - REAL ESTATE JOINT VENTURES
-----------------------------------

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

                                      September 30, 1995  December 31, 1994
                                      ------------------  -----------------

Assets

     Real property, at cost less
        accumulated depreciation
        of $11,042,578 and
        $12,483,694, respectively          $ 41,037,536      $  52,351,990
     Other                                    1,077,489          1,881,118
                                           -------------      -------------
                                             42,115,025         54,233,108

Liabilities                                     426,224            644,808
                                           -------------      -------------

Net Assets                                 $ 41,688,801      $  53,588,300
                                            ============       ============




                                                 Results of Operations

                                            Nine months ended September 30,
                                            --------------------------------
                                                 1995              1994
                                                 ----              ----
Revenue
     Rental income                         $  5,652,509      $   6,907,087
     Other income                               108,881            184,290
                                           ------------      -------------
                                              5,761,390          7,091,377
                                            ------------      -------------

Expenses
     Operating expenses                       1,846,720          2,242,723
     Depreciation and amortization            1,262,573          1,925,172
                                            ------------      -------------
                                              3,109,293          4,167,895
                                            ------------      -------------

Net income                                 $  2,652,097      $   2,923,482
                                           =============     ==============

     Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to one joint venture) its affiliate on behalf of their various financing arrangements with the joint ventures.

     The Partnership's Rancho Cucamonga investment was sold on December 30, 1994. The above 1994 amounts include the results of operations for this investment. A capital distribution of $55 per limited partnership unit was made in January 1995 from the proceeds of this sale.

NOTE 3 - PROPERTY
-----------------

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

     The following is a summary of the Partnership's investment at September 30, 1995:

     Land                                        $    3,072,333
     Buildings and improvements
       and other capitalized costs                    9,802,230
     Accumulated depreciation and
       amortization                                    (347,499)
     Payable to developer                              (280,000)
     Net operating liabilities                          (94,004)
                                                    ------------
                                                 $   12,153,060
                                                   =============

     The buildings and improvements are being depreciated over 25 years, beginning January 1, 1995.

NOTE 4 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended September 30, 1995 were made on October 26, 1995 in the aggregate amount of $1,242,638 ($12.95 per limited partnership unit).



Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of units of limited partnership interest in December, 1986. A total of 94,997 units were sold. The Partnership received proceeds of $85,677,259, net of selling commissions and other offering costs, which have been invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. The Partnership made nine real estate investments. Three investments have been sold; one in 1988 and one each in 1993 and 1994.

     On December 30, 1994, the Partnership's Rancho Cucamonga joint venture sold its property and the Partnership received net sale proceeds of $5,261,275. On January 26, 1995, the Partnership made a capital distribution of $55 per limited partnership unit ($5,224,835) from the proceeds of the sale. The adjusted capital contribution after this distribution is $863 per unit.

     At September 30, 1995, the Partnership had $7,235,734 in cash, cash equivalents and short-term investments, of which $1,242,638 was used for cash distributions to partners on October 26, 1995; the remainder will primarily be used to complete the funding of investment commitments and for working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and short-term investments. Distributions of cash from operations for the second and third quarters of 1995 were at the annualized rate of 6% on the adjusted capital contribution noted above. Distributions of cash from operations relating to the first quarter of 1995 were made at the annualized rate of 6% on a weighted average adjusted capital contribution; in addition at this time, a special distribution totaling $776,289 ($8.09 per limited partnership unit) was made which was attributable to a discretionary reduction of cash reserves which had been previously accumulated through operating activities. Since the total quarterly distribution exceeded the rate of 2%, previously deferred management fees to the advisor were paid in the amount of $175,000 or 50% of the excess distribution. The managing general partner will continue to evaluate reserve levels in the context of the Partnership's investment objectives. Distributions of cash from operations relating to the first, second and third quarters of 1994 were at the annualized rates of 5%, 5.5% and 5.5%, respectively, on an adjusted capital contribution of $918 per unit.

     The carrying value of real estate investments in the financial statements is at cost or is reduced to its lower net realizable value if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows. Carrying value may be greater or less than current appraised value. At September 30, 1995, certain appraised values exceeded the related carrying values by an aggregate of $8,200,000 and certain appraised values were less than their related carrying values by an aggregate of $1,900,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations
---------------------

     Five of the investments currently in the portfolio are structured as joint ventures with real estate development/management firms. The Rancho Cucamonga investment, which property was sold in December 1994, was also structured as a joint venture. Effective January 1, 1995, the Palms Business Center joint venture was restructured and converted to a wholly-owned property.



Operating Factors

     Overall occupancy at Columbia Gateway Corporate Park remained at 92% during the first nine months of 1995. Occupancy was 86% one year prior.

     Occupancy at Reflections Apartments ended the third quarter of 1995 at 94%. Although the Fort Myers apartment market remains competitive, rental rates have improved. Occupancy has ranged from 92% to 95% during the first nine months of 1995; occupancy during the comparable period in 1994 was in this same range.

     Occupancy at Metro Business Center at September 30, 1995 was at 98%; down slightly from 100% one year ago. Rental rates have begun to increase as the Phoenix market appears to have stabilized. However, this property faces leasing exposure during the remainder of 1995 as 15% of the leases are due to expire. Two of the leases, representing 11% of the space are not expected to renew.

     Leasing at Decatur TownCenter II remained at 98% at September 30, 1995 (occupancy was 100% one year prior). Late in the third quarter, the Partnership reached an agreement with the venture partner to restructure the joint venture, thereby allowing the Partnership the sole right to cause a sale on or after January 1, 1996.

     Occupancy at Palms Business Center remained at 99% at September 30, 1995. Over the past year, occupancy at this property has been maintained in the high 90% range. The overall health of the Las Vegas market has improved and there has been some upward movement in rental rates. Discussions were concluded with the venture partner to restructure this joint venture during the second quarter of 1995, and effective January 1, 1995, the venture partner's ownership interest was assigned to the Partnership, thereby giving sole control of the property to the Partnership.

     Leasing at 270 Technology Center was 70% at June 30, 1994 and increased to 100% during the third quarter of 1994 where it had remained through the second quarter of 1995. Leasing declined to 92% during the third quarter of 1995.
Over the remainder of 1995, the leases for 14% of the space at this property are due to expire.

Investment Activity

     Interest on cash equivalents and short-term investments increased during the first nine months of 1995 as compared to the same period of 1994 as a result of larger invested balances, as well as an increase in interest rates. Invested balances were higher due to the temporary investment of proceeds from the Rancho Cucamonga sale.

     Exclusive of the operating results from Rancho Cucamonga in 1994, real estate operating activity for the first nine months of 1995 and 1994 was $3,375,256 and $2,615,165, respectively. This 29% increase was due to improved operating results at most of the Partnership's investments. Improvement was most notable at Columbia Gateway Corporate Park, at which results increased by approximately $436,000 due to improvements in occupancy. Improved occupancy also resulted in a $77,000 increase in net operating income at 270 Technology Center. Net operating income at Metro Business Center and Palms Business Center improved by $135,000 and $154,000, respectively, primarily due to increases in rental rates. These improvements were partially offset by a decrease in net operating income at Decatur TownCenter II of $47,000. During the first quarter of 1995, a lease termination fee of $205,000 was received at Decatur TownCenter II, which was offset by a decrease in other rental revenue and an increase in operating expenses.

     Notwithstanding the improved real estate operating results and excluding $342,738 in cash flow from Rancho Cucamonga in 1994, operating cash flow for the first nine months of 1995 decreased $266,244 or 7% as compared to the comparable period in 1994. This decrease was due to 270 Technology Park retaining working capital reserves at the joint venture level during the first nine months of 1995. Between the respective nine month periods, cash distributions from this property decreased by $225,000. In addition, although net operating income increased by $436,000 at Columbia Gateway Corporate Park, cash distributed from this venture only increased by $25,000 due to the venture's distributing excess cash reserves during 1994. Operating cash flow from the remainder of the Partnership's investments was consistent with the change in operating results. The decrease in operating cash flow was also due to the payment of previously accrued, but deferred management fees to the advisor of $175,000.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

     The management fee increased between the nine months ended September 30, 1994 and 1995 due to an increase in distributable cash flow from operations. The increase is primarily attributable to the discretionary reduction in cash reserves noted previously. General and administrative expenses increased approximately $25,000 between these respective periods primarily due to increased legal fees associated with the various investment restructurings.







                     NEW ENGLAND LIFE PENSION PROPERTIES IV;
                        A REAL ESTATE LIMITED PARTNERSHIP

                                    FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 1995

                                     PART II

                                OTHER INFORMATION
                               -------------------



     Item 6. Exhibits and Reports on Form 8-K

                  a.   Exhibits:   None.

                  b. Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended September 30, 1995.




                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NEW ENGLAND LIFE PENSION PROPERTIES IV;
                                   A REAL ESTATE LIMITED PARTNERSHIP
                                           (Registrant)



November 9, 1995                   -----------------------------------------
                                   Peter P. Twining
                                   Managing Director and General Counsel
                                   of Managing General Partner,
                                   Fourth Copley Corp.



November 9, 1995                   -----------------------------------------
                                   Marie A. Welch
                                   Investment Officer and Chief Accounting
                                   Officer of Managing General Partner,
                                   Fourth Copley Corp.