Form 10-K
period 1995-12-31
NEW ENGLAND LIFE PENSION PROPERTIES IV
filed 1996-03-28
CIK 779742

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               _________________

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1995
                          Commission File No. 0-15429
                               _________________

                    NEW ENGLAND LIFE PENSION PROPERTIES IV;
                       A REAL ESTATE LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)

          Massachusetts                                       04-2893298
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

     399 Boylston Street, 13th FL.
        Boston, Massachusetts                                   02116
(Address of principal executive offices)                      (Zip Code)

              Registrant's telephone number, including area code:
                                (617) 578-1200

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                     Units of Limited Partnership Interest

                               (Title of Class)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X     No  ___
                                  ---

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          No voting stock is held by non-affiliates of the Registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

                                    PART I
                                    ------

Item 1.   Business.
          --------

          New England Life Pension Properties IV; A Real Estate Limited Partnership (the "Partnership") was organized under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts on October 16, 1985, to invest primarily in newly constructed and existing income-producing real properties.

          The Partnership was initially capitalized with contributions of $2,000 in the aggregate from Fourth Copley Corp. (the "Managing General Partner") and CCOP Associates Limited Partnership (the "Associate General Partner") (collectively, the "General Partners") and $10,000 from Copley Real Estate Advisors, Inc. (the "Initial Limited Partner"). The Partnership filed a Registration Statement on Form S-11 (the "Registration Statement") with the Securities and Exchange Commission on November 12, 1985, with respect to a public offering of 60,000 units of limited partnership interest at a purchase price of $1,000 per unit (the "Units") with an option to sell up to an additional 60,000 Units (an aggregate of $120,000,000). The Registration Statement was declared effective on January 3, 1986.

          The first sale of Units occurred on May 29, 1986, at which time the Initial Limited Partner withdrew its contribution from the Partnership. Investors were admitted to the Partnership thereafter at monthly closings; the offering terminated and the last group of subscription agreements was accepted by the Partnership on December 31, 1986. As of January 31, 1987, a total of 94,997 Units had been sold, a total of 17,207 investors had been admitted as limited partners (the "Limited Partners") and a total of $94,348,550 had been contributed to the capital of the Partnership. The remaining 25,003 Units were de-registered on February 23, 1987.

          As of December 31, 1995, the Partnership had investments in the six real property investments described below. In December 1988, the Partnership sold one of its investments and received sale proceeds of $10,577,476 which were substantially reinvested. A second investment located in Atlanta, Georgia was sold on August 6, 1993 that resulted in sale proceeds, after closing costs, totaling $7,917,000. The sale proceeds were distributed to the Limited Partners in October 1993, in the amount of $82.00 per Unit. A third investment located in Rancho Cucamonga, California was sold on December 30, 1994, resulting in sale proceeds, after closing costs, totaling $5,261,275. On January 26, 1995, $5,224,835 ($55 per Unit) of the sale proceeds was distributed to the Limited Partners.

          The Partnership has no current plan to renovate, improve or further develop any of its real property. In the opinion of the Managing General Partner of the Partnership, the properties are adequately covered by insurance. The Partnership has no employees. Services are performed for the Partnership by the Managing General Partner and affiliates of the Managing General Partner.

          A.   Apartment Complex in Fort Myers, Florida ("Reflections").
               ---------------------------------------------------------

          On August 1, 1986, the Partnership acquired a 60% interest in Lee Partners (the "Joint Venture"), a joint venture formed with Lee-Oxford Limited Partnership, a Maryland limited partnership ("Lee-Oxford"). As of December 31, 1995, the Partnership had contributed $8,190,145 to the capital of the Joint Venture out of a maximum obligation of $8,685,000. The joint venture agreement entitles the Partnership to receive 60% of all cash flow from operations, refinancing proceeds and net sale proceeds.

          The Partnership also committed to make a loan for investment in the joint venture of up to $5,790,000 to Lee-Oxford, of which $5,460,097 had been funded as of December 31, 1995. Interest only on the loan is payable monthly at the rate of 10.5% per annum. The entire outstanding principal balance of the loan matures in December, 1999 or will be due on the sale of all or substantially all of the assets of the Joint Venture or the sale of Lee-Oxford's interest in the Joint Venture. Lee-Oxford must apply any cash flow received from operations of the Joint Venture to interest payments on the loan and must apply proceeds of financings or sales received from the Joint Venture to payment of the interest on and principal of the loan. The Partnership agreed, effective January 1, 1988, that to the extent that Lee-Oxford's 40% share of the cash flow is not sufficient to pay interest currently due, interest due on the loan shall accrue and compound at a rate of 10.5%. The Partnership agreed, effective May 1, 1992, to extend the maturity date of the loan from August, 1996 to December, 1999, and the borrower agreed to pay interest, currently, at a minimum of 7% with the remainder accruing at 10.5% per annum compounded monthly. The loan is secured by Lee-Oxford's interest in the Joint Venture and by a guarantee of Oxford Development Corporation, an affiliate of Lee-Oxford.

          The joint venture owns approximately 12.63 acres of land located in Fort Myers, Florida and has completed construction of a 282-unit apartment complex consisting of 12 2- and 3-story buildings thereon. The complex was approximately 96% occupied as of December 31, 1995.

          B.   Office/Industrial Buildings in Phoenix, Arizona ("Metro Business
               ----------------------------------------------------------------
               Center").
               ------

          On September 15, 1986, the Partnership acquired a 60% interest in Copley/Hewson Northwest Associates, a joint venture formed with an affiliate of The Hewson Company. Effective January 1, 1990, as a result of operating deficits, the joint venture agreement was amended to reflect an increase of the Partnership's interest in the joint venture to 80% and a decrease in The Hewson Company's interest to 20%. As of December 31, 1995, the Partnership had contributed $5,302,193 to the capital of the joint venture out of a maximum obligation of $5,580,000.

          The Partnership also committed to make a loan for investment in the joint venture of up to $3,988,000 to an affiliate of The Hewson Company, of which $3,534,796 had been funded as of December 31, 1995. Interest only on the loan is payable monthly at the rate of 10.5% per annum. The loan has a ten-year term and is not prepayable. The Hewson Company must apply any cash flow received from operations of the joint venture to interest payments on the loan and must apply proceeds of refinancings or sales received from the joint venture to payments of interest on and principal of the loan. The loan is secured by the borrower's interest in the joint venture.

          On January 1, 1996 a letter agreement was executed which modified certain terms of the Joint Venture Agreement. The letter agreement, which constitutes an amendment to the Joint Venture Agreement, granted the Partnership full control over management decisions, except that the Partnership does not have the authority to offer the property for sale prior to July 1, 1996, unless The Hewson Company approves. The joint venture agreement entitles the Partnership to receive 80% of net cash flow, refinancing proceeds and sale proceeds once the loan and accrued interest are repaid in full.

          The joint venture owns approximately seven acres of land located in Phoenix, Arizona, improved with four one-story warehouse buildings containing approximately 109,930 square feet of space. The buildings were 91% leased as of December 31, 1995.

          C.   Office, Industrial and Retail Buildings in Las Vegas, Nevada
               ------------------------------------------------------------
               ("Palms Business Centers").
               --------------------------

          On December 29, 1986, the Partnership acquired a 60% interest in Rancho Road Associates, a joint venture formed with an affiliate of Commerce Centre Partners. In the first quarter of 1990, the Partnership committed to increase its maximum obligation from $13,400,000 to $15,300,000. On October 2, 1991, the Partnership committed to increase its maximum obligation from $15,300,000 to $15,840,000. As of December 31, 1995, the Partnership had contributed $15,840,000 of capital to the joint venture. The additional funds were used to pay for higher than anticipated tenant finish costs and the costs of re-leasing the space vacated by tenants when leases expired. The joint venture agreement entitles the Partnership to receive a preferred cumulative compounded return of 11% per annum on its capital contribution, of which 9.5% per annum is due currently and up to 1.5% per annum may be accrued if sufficient cash is not available therefor. The entire unpaid accrued preferred return is due and payable at the end of the tenth year of the joint venture's operations. The joint venture agreement also entitles the Partnership to receive 60% of net cash flow and 60% of sale and refinancing proceeds following the return of the Partnership's equity capital. As of January 1, 1995, the joint venture agreement was amended and restated granting the Partnership control over management and operating decisions. Additionally, the venture partner will receive 40% of the excess cash flow above a specified level until its cash investment of $360,000 is repaid in full.

          The joint venture owns approximately 14.1 acres of land in Las Vegas, Nevada improved with 15 one-story buildings suitable for office, industrial and retail use and containing approximately 224,474 square feet of space. The first phase, which was completed in the second quarter of 1988, and the second phase, which was completed in the fourth quarter of 1988, were 93% and 99% leased, respectively, as of December 31, 1995.

          On November 16, 1990, the joint venture filed a complaint against a tenant for failure to pay rent and fraud, totaling approximately $500,000. A judgment in the amount of $911,200 was recorded in 1995. The Partnership has not collected on or recognized the judgment as of December 31, 1995.

          On October 26, 1994, the joint venture filed a complaint against Han Lee, Inc. for failure to pay rent totaling $69,171, including late charges. In August, 1995, a Judgment by Default in the amount of $83,856 was recorded. The Partnership has not collected on or recognized the judgment as of December 31, 1995.

          D.   Office/Research and Development Buildings in Columbia, Maryland
               ---------------------------------------------------------------
               ("Columbia Gateway Corporate Park").
               -----------------------------------

          On December 21, 1987, the Partnership acquired a 17% interest in a joint venture formed with an affiliate of the Partnership (the "Affiliate"), which had a 33% interest, and M.O.R. Gateway 51 Associates Limited Partnership.

          As of April 20, 1989, the joint venture agreement was amended and restated reflecting an increase in the Partnership's interest in the joint venture to 34.75% and a decrease in the Affiliate's interest in the joint venture to 15.25%. In addition, the amended and restated joint venture agreement increased the Partnership's maximum obligation to contribute capital to the joint venture and reallocated the capital contributed to the joint venture between the Partnership and the Affiliate. As of December 31, 1995, the Partnership had contributed $14,086,147 to the capital of the joint venture out of a maximum obligation of $14,598,000.

          The joint venture agreement entitles the Partnership and the Affiliate to receive a preferred return on the their respective invested capital at the rate of 10.5% per annum. Such preferred return will be payable currently until the Partnership and the Affiliate have received an aggregate of $8,865,000; thereafter, if sufficient cash flow is not available therefore, the preferred return will accrue and bear interest at the rate of 10.5% per annum, compounded monthly. The joint venture agreement also entitles the Partnership to receive 34.75% of cash flow following payment of the preferred return and 34.75% of the net proceeds of sales and refinancings following return of the Partnership's and the Affiliate's equity.

          The joint venture owns approximately 20.85 acres of land in the Columbia Gateway Corporate Park in Columbia, Maryland. The intended development plan for this land was for a two-stage development of seven office and research and development buildings. The first phase of this development was completed by 1992 and included the construction of four, one-story buildings containing 142,545 square feet. The second phase of this development commenced in the spring of 1994 in which two buildings totaling 46,000 square feet were constructed and leased to a single tenant for a term of ten years. As of December 31, 1995, the project was 92% leased.


          E.   Office/Research and Development Buildings in Frederick, Maryland
               ----------------------------------------------------------------
               ("270 Technology Center").
               -------------------------

          On December 22, 1987, the Partnership acquired a 50% interest in a joint venture formed with MORF Associates VI Limited Partnership. As of December 31, 1995, the Partnership had contributed $4,857,000 to the capital of the joint venture out of a maximum obligation of $5,150,000. The joint venture agreement entitles the Partnership to receive a preferred return on its invested capital at the rate of 10% per annum. Such preferred return was payable currently through September 30, 1988; presently, and until the termination of the joint venture's operations, to the extent that sufficient cash flow is not available therefor, the preferred return will accrue and bear interest at the rate of 10% per annum, compounded monthly. The joint venture agreement entitles the Partnership to receive 50% of the net proceeds of sales and financings after return of its equity and preferred return.

          As of July 3, 1990, the joint venture sold approximately 3.9 acres of land to an unrelated third party. In return, the joint venture received approximately $500,000 and a parcel of land consisting of approximately .4 acres. The joint venture currently owns approximately 8 acres of land in the 270 Technology Center in Frederick, Maryland, together with two one-story research and development/office buildings, containing approximately 73,360 square feet of space, located thereon. As of December 31, 1995, the buildings were approximately 98% leased.

          F.   Office Building in Decatur, Georgia ("Decatur TownCenter II").
               -------------------------------------------------------------

          On December 31, 1987, the Partnership acquired a 60% interest in a joint venture formed with an affiliate of Pope and Land Enterprises. As of May 11, 1989, the Partnership increased its maximum obligation to the joint venture from $11,180,000 to $11,600,000. As of December 31, 1995, the Partnership had contributed $10,985,575 to the capital of the joint venture. The joint venture agreement entitles the Partnership to receive a preferred return on its invested capital at the rate of 10.5% per annum.

          The preferred return on $7,826,000 of the Partnership's capital is payable currently; until December 31, 1994, if sufficient cash flow was not available to pay the preferred return on the balance of the Partnership's capital, payment of the preferred return on $3,774,000 would accrue and bear interest at the rate of 10.5% per annum, compounded monthly, and thereafter would be payable currently. On January 1, 1995 the joint venture agreement was amended to allow the $3,774,000 to accrue until December 31, 1996. The joint venture was further amended to give the Partnership the sole right to cause a sale on or after January 1, 1996. The joint venture agreement also entitles the Partnership to receive 60% of the net proceeds of sales and refinancings after return of its equity and 60% of cash flow remaining after payment of the preferred return.

          The joint venture owns approximately 2.5 acres of land in Decatur, Georgia improved with a five-story steel frame office building containing approximately 98,840 square feet of space. As of December 31, 1995, the building was 98% leased.

Item 2.   Properties.
          ----------

          The following table sets forth the annual realty taxes for the Partnership's properties and information regarding tenants who occupy 10% or more of gross leasable area (GLA) in the Partnership's properties.

-------------------------------------------------------------------------------------------------------------------
                                                                   NUMBER
                                                                     OF
                                                  ESTIMATED        TENANTS                             SQUARE FEET
                                                    1996           WITH 10%         NAME(S)                OF
                                                REALTY TAXES      OR MORE OF          OF                  EACH
         PROPERTY                                                    GLA           TENANT(S)             TENANT
-------------------------------------------------------------------------------------------------------------------
Apartment Complex in Fort Myers, FL                $232,404           N/A             N/A                    N/A
Office, Ind. & Retail Bldgs in Las Vegas, NV       $109,034            0              N/A                    N/A
Office/R&D Buildings in Columbia, MD               $213,284            4             Wiltel               23,760
                                                                                   EVI, Inc.              31,316
                                                                                    Columbia              45,951
                                                                                    National
                                                                                     Coram                25,932
Office/R&D Buildings in Frederick, MD              $ 52,240            1           State Farm             13,918
Office/Industrial Buildings in Phoenix,  AZ        $ 85,000            1            FW Bell               19,259

Office Building in Decatur, GA                     $188,300            1            Egleston              46,661

-------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------


                                                   ANNUAL
                                                  CONTRACT
                                                  RENT PER
                                                   SQUARE            LEASE               RENEWAL             LINE OF BUSINESS
         PROPERTY                                   FOOT           EXPIRATION            OPTIONS           OF PRINCIPAL TENANTS
------------------------------------------------------------------------------------------------------------------------------------

Apartment Complex in Fort Myers, FL                    N/A            N/A                   N/A                     N/A
Office, Ind. & Retail Bldgs in Las Vegas, NV           N/A            N/A                   N/A                     N/A
Office/R&D Buildings in Columbia, MD                $ 8.74         March, 1997          One for 5 Years       Telecommunications
                                                    $ 9.00         March, 2005          One for 5 years      Environmental/Testing
                                                    $ 8.95          June, 2004          Two for 5 Years         Home Mortgages

                                                    $ 8.87        January, 1997         One for 5 Years        Medical Services
Office/R&D Buildings in Frederick, MD               $ 9.25        February, 1997              None                 Insurance
Office/Industrial Buildings in Phoenix,  AZ         $ 6.60         April, 1998          One for 5 Years              Light
                                                                                                             Assembly/Distribution
Office Building in Decatur, GA                      $16.00         April, 2005                None             Hospital Services

------------------------------------------------------------------------------------------------------------------------------------


          The following table sets forth for each of the last five years the gross leasable area, occupancy rates, rental revenue and net effective rent for the Partnership's properties:

---------------------------------------------------------------------------------------------------
                                                                                          NET
                                                                             RENTAL    EFFECTIVE
                                               GROSS LEASABLE   YEAR-END    REVENUE       RENT
                PROPERTY                            AREA       OCCUPANCY   RECOGNIZED  ($/SF/YR)*
---------------------------------------------------------------------------------------------------
 Apartment Complex in Fort Myers, FL
 -----------------------------------
                  1991                            250,810         95%      $1,762,501        $7.70
                  1992                            250,810         89%      $1,762,819        $7.64
                  1993                            250,810         97%      $1,714,144        $7.45
                  1994                            250,810         96%      $1,817,688        $7.51
                  1995                            250,810         96%      $1,867,298        $7.84

 Office, Ind. & Retail Buildings in Las Vegas, NV
 ------------------------------------------------
                  1991                            224,474         85%      $1,769,283        $9.79
                  1992                            224,474         89%      $1,895,595        $9.88
                  1993                            224,474         91%      $1,515,310        $7.50
                  1994                            224,474         96%      $1,756,690        $8.37
                  1995                            224,474         96%      $1,938,417        $8.83

 Office/R&D Buildings in Columbia, MD
 ------------------------------------
                  1991                            107,310         57%        $499,862        $9.13
                  1992                            142,545         71%      $1,225,076       $10.84
                  1993                            142,545         73%      $1,334,767       $13.01
                  1994                            188,649         92%      $1,496,175        $9.61
                  1995                            188,649         92%      $1,870,329       $10.78

 Office/R&D Buildings in Frederick, MD
 -------------------------------------
                  1991                             73,360         67%        $698,525       $12.49
                  1992                             73,360         65%        $648,623       $12.54
                  1993                             73,360         65%        $541,166       $12.94
                  1994                             73,360        100%        $617,457       $10.20
                  1995                             73,360         98%        $762,212       $10.66

 Office Building in Decatur, GA
 ------------------------------
                  1991                             98,846         95%      $1,562,171       $16.72
                  1992                             98,846         93%      $1,286,782       $14.07
                  1993                             98,846         93%      $1,756,562       $19.21
                  1994                             98,846        100%      $1,752,563       $18.37
                  1995                             98,846         98%      $1,863,808       $19.14

 Office/Industrial Buildings in Phoenix, AZ
 ------------------------------------------
                  1991                            109,930         77%        $675,372        $7.63
                  1992                            109,930         88%        $723,953        $8.31
                  1993                            109,930         98%        $899,266        $8.61
                  1994                            109,930        100%      $1,009,939        $9.28
                  1995                            109,930         91%      $1,000,638        $9.46
---------------------------------------------------------------------------------------------------

* Net Effective Rent calculation is based on average occupancy during the respective year.

          Following is a schedule of lease expirations for each of the next ten years for the Partnership's properties based on the annual contract rent in effect at December 31, 1995:

--------------------------------------------------------------------------------
                                 TENANT AGING REPORT
                                                                  PERCENTAGE
                                                         TOTAL        OF
                                 # OF           TOTAL    ANNUAL      GROSS
                                LEASE           SQUARE  CONTRACT    ANNUAL
       PROPERTY              EXPIRATIONS         FEET     RENT      RENTAL*
--------------------------------------------------------------------------------
 Apartment Complex in Fort Myers, FL
 -----------------------------------

         1996                    N/A             N/A      N/A        N/A
         1997                    N/A             N/A      N/A        N/A
         1998                    N/A             N/A      N/A        N/A
         1999                    N/A             N/A      N/A        N/A
         2000                    N/A             N/A      N/A        N/A
         2001                    N/A             N/A      N/A        N/A
         2002                    N/A             N/A      N/A        N/A
         2003                    N/A             N/A      N/A        N/A
         2004                    N/A             N/A      N/A        N/A
         2005                    N/A             N/A      N/A        N/A

 Office/Industrial Buildings in Phoenix, AZ
 ------------------------------------------

         1996                     9             42,752  $368,758     46%
         1997                     6             24,106  $184,845     23%
         1998                     4             27,051  $203,739     26%
         1999                     1              5,616   $38,798      5%
         2000                     0                  0        $0      0%
         2001                     0                  0        $0      0%
         2002                     0                  0        $0      0%
         2003                     0                  0        $0      0%
         2004                     0                  0        $0      0%
         2005                     0                  0        $0      0%

 Office, Ind., & Retail Buildings in Las Vegas, NV
 -------------------------------------------------

         1996                    24             71,067 $629,519      33%
         1997                    18             63,881 $540,803      28%
         1998                    17             68,768 $642,763      33%
         1999                     1              1,242   $8,496       0%
         2000                     3             10,073  $84,792       4%
         2001                     1              3,290  $30,540       2%
         2002                     0                  0       $0       0%
         2003                     0                  0       $0       0%
         2004                     0                  0       $0       0%
         2005                     0                  0       $0       0%

 Office/R&D Buildings in Columbia, MD
 ------------------------------------

         1996                     1              6,909   $56,447      3%
         1997                     3             53,008  $466,595     30%
         1998                     1              8,781   $93,079      6%
         1999                     2             32,570  $270,248     17%
         2000                     0                  0        $0      0%
         2001                     0                  0        $0      0%
         2002                     0                  0        $0      0%
         2003                     0                  0        $0      0%
         2004                     1             45,951  $411,261     26%
         2005                     1             31,316  $281,844     18%
--------------------------------------------------------------------------------

-------------------------------------------------------------------------
 Office/R&D Buildings in Frederick, MD
 -------------------------------------
          1996                      6         25,872    $212,640    33%
          1997                      3         39,006    $386,344    61%
          1998                      1          8,229     $40,800     6%
          1999                      0              0          $0     0%
          2000                      0              0          $0     0%
          2001                      0              0          $0     0%
          2002                      0              0          $0     0%
          2003                      0              0          $0     0%
          2004                      0              0          $0     0%
          2005                      0              0          $0     0%

 Office Building in Decatur, GA
 ------------------------------

          1996                      3          6,410     $97,526     6%
          1997                      7         13,568    $236,266    16%
          1998                      3          9,935    $124,522     8%
          1999                      4         12,244    $217,454    14%
          2000                      0              0          $0     0%
          2001                      2          6,360    $118,520     8%
          2002                      0              0          $0     0%
          2003                      0              0          $0     0%
          2004                      0              0          $0     0%
          2005                      2         48,616    $712,580    48%
-------------------------------------------------------------------------

* Does not include expenses paid by tenants.

Note: N/A denotes that the disclosure is not applicable based on the nature of the property.

          The following table sets forth for each of the Partnership's properties the: (i) federal tax basis, (ii) rate of depreciation, (iii) method of depreciation, (iv) life claimed, and (v) accumulated depreciation, with respect to each property or component thereof for purposes of depreciation:

------------------------------------------------------------------------------------------------------------------------------------

                                                                                Rate of                 Life       Accumulated
           Entity / Property                              Tax Basis          Depreciation    Method   in years     Depreciation
------------------------------------------------------------------------------------------------------------------------------------
Office, Industrial and Retail  Buildings, Las Vegas, NV
----------------------------------------------------------
Building & Improvements                                         $ 9,920,072          3.18%       SL     31.5        $ 2,256,053
Improvements                                                        130,115          2.56%       SL       39              6,593
                                                                  ---------                                             -------
Total Depreciable Assets                                        $10,050,187                                         $ 2,262,646


Industrial Buildings, Phoenix, AZ
----------------------------------------------------------
Building & Improvements                                         $ 4,819,444          3.18%       SL     31.5        $ 1,041,700
Building Improvements                                                27,547          2.56%       SL       39              1,258
                                                                  ---------                                             -------
Total Depreciable Assets                                        $ 4,846,991                                         $ 1,042,958

Office/Research and Development Buildings, Frederick, MD
----------------------------------------------------------
Building                                                        $ 4,199,372          3.18%       SL     31.5        $ 1,065,543
Land Improvements                                                   202,710          2.56%       SL       39              2,478
Land Improvements                                                   100,000         10.00%       SL       15             19,303
                                                                  ---------                                             -------
Total Depreciable Assets                                        $ 4,502,082                                         $ 1,087,324

Apartment Complex, Fort Myers, FL
----------------------------------------------------------
Building                                                        $ 9,129,462          3.64%       SL     27.5        $ 2,276,114
                                                                  ---------                                           ---------
Total Depreciable Assets                                        $ 9,129,462                                         $ 2,276,114

Office Building, Decatur, GA
----------------------------------------------------------
Building & Improvements                                         $ 8,566,308          2.50%       SL       40        $ 1,385,244
Improvements                                                        442,463          2.56%       SL       39              7,915
Land Improvements                                                   120,065          5.00%       SL       20             39,992
                                                                  ---------                                             -------
Total Depreciable Assets                                        $ 9,128,836                                         $ 1,433,151


Office/Research and Development Buildings, Columbia, MD
----------------------------------------------------------
Building                                                        $ 7,829,962          3.18%       SL     31.5        $ 1,282,640
Land Improvements                                                 3,092,260          2.56%       SL       39             30,296
Land Improvements                                                    94,022         10.00%     150%DB     15             28,050
                                                                  ---------                                             -------
Total Depreciable Assets                                        $11,016,244                                         $ 1,340,986


Total Depreciable Assets                                        $48,673,802                                         $ 9,443,179
                                                                ===========                                         ===========

------------------------------------------------------------------------------------------------------------------------------------

SL=  Straight Line
DB= Declining Balance

          Following is information regarding the competitive market conditions for each of the Partnership's properties. This information has been gathered from sources deemed reliable. However, the Partnership has not independently verified the information and, as such, cannot guarantee its accuracy or completeness.

Apartment Complex in Fort Myers, Florida
----------------------------------------

Reflections is located in the City of Fort Myers in Lee County. Reflections competes directly with seven other apartment complexes comprising 2,547 units. This sub market had occupancy of approximately 93%, a slight decrease from last year.

Office/Industrial Buildings in Phoenix, Arizona
-----------------------------------------------

This property is located in the metropolitan Phoenix market which includes an inventory of approximately 142 million square feet of industrial space, of which 6% was vacant as of year end 1995, compared to the 7% and 12% vacancy rates as of December 31, 1994 and 1993, respectively. The office market, consisting of 39 million square feet, was 11% vacant at year end 1995 compared to 1993 and 1994 vacancies of 20% and 13%, respectively. Rental rates in the Phoenix area continue to increase.

Office/Industrial/Retail Buildings in Las Vegas, Nevada
-------------------------------------------------------

The healthy business climate of Las Vegas, fueled by the gaming and service industries, is responsible for a strong industrial market, which exhibits a low vacancy rate of approximately 2% on a base inventory of 38 million square feet. Rental rates have increased over the past year and most free rent concessions have been eliminated. Given the low vacancy level, new construction in all product types and sizes is underway.

Office, Research and Development Buildings in Columbia, Maryland
----------------------------------------------------------------

The Howard County R&D market contains approximately 3.2 million square feet and exhibited a vacancy rate of 10% as of December 31, 1995. The 10% vacancy rate is a strong improvement from the 1990-to-1993 period when the vacancy rate hovered in the 22% to 24% range.


Office, Research and Development Buildings in Frederick, Maryland
-----------------------------------------------------------------

The Frederick R&D market contains approximately 5.5 million square feet of R&D/Industrial space with a vacancy rate of approximately 9%. This is a strong improvement from 1994 when the vacancy rate stood at 16%. The improvement is attributed to a lack of new construction and positive job growth.


Office building in Decatur, Georgia.
-----------------------------------

The metropolitan Atlanta class "A" office market comprises eight sub-markets that total 47 million square feet of which approximately 16 million square feet is located in the Central Business District area. The overall office vacancy rate stands at 9.5%, which is a significant decline from 14.7% rate in 1993.

The Decatur office building is located in the Northlake sub-market, one of the smallest markets with just 1.3 million square feet of space. This sub-market has a reported vacancy of 5% which is down significantly from 10.9% in 1993.


Item 3.

Legal Proceedings
-----------------

The Partnership is not a party to, nor are any of its properties subject to, any material pending legal proceedings. A joint venture in which the Partnership holds an interest has received judgments against two former tenants for defaults under leases. See Item 1.C.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

PART II
-------

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.
          ---------------------------------------------------------------------

          There is no active market for the Units. Trading in the Units is sporadic and occurs solely through private transactions.

          As of December 31, 1995, there were 17,443 holders of Units.

          The Partnership's Amended and Restated Agreement of Limited Partnership dated May 29, 1986, as amended to date (the "Partnership Agreement"), requires that any Distributable Cash (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Distributable Cash. For the year ended December 31, 1995, cash distributions paid in 1995 or distributed after year end with respect to 1995 to the Limited Partners as a group totaled $5,711,220. For the year ended December 31, 1994, cash distributions paid in 1994 or distributed after year end with respect to 1994 to the Limited Partners as a group totaled $ 10,021,234, including $5,224,835 ($55 per Limited Partnership Unit) from the proceeds of a property sale.

          Cash distributions exceeded net income in 1995 and, therefore, resulted in a reduction of partners' capital. Reference is made to the Partnership's Statement of Changes in Partner's Capital (Deficit) and Statement of Cash Flows in Item 8 hereof.

Item 6.   Selected Financial Data.
          -----------------------


                               For Year           For Year             For Year           For Year           For Year
                               Ended or           Ended or             Ended or           Ended or            Ended
                                as of              as of                as of              as of            or as of
                             12/31/95(1)        12/31/94(2)          12/31/93(3)         12/31/92           12/31/91
                             ---------------------------------------------------------------------------------------
Revenues                   $    5,906,735     $  4,576,435          $  3,784,731      $   4,169,119       $    4,529,439

Net Income (Loss)          $    3,912,897     $  3,752,101          $  (378,545)      $   2,277,301       $    2,731,447


Net Income  (Loss)
per Unit of
Limited
Partnership
Interest
Outstanding                $        40.78     $      39.10          $     (3.94)      $       23.73       $        28.47

Total Assets               $   59,991,655     $ 67,145,010          $ 67,471,037      $  79,547,070       $   81,396,478

Total Cash
Distributions
per Unit of
Limited
Partnership
Interest,
including
amounts
distributed  after
year end  with
respect to the
previous year              $        60.12     $     105.49          $     126.22      $       46.25       $        40.00

(1) Cash distributions include $8.09 per Limited Partnership Unit that is attributable to a discretionary reduction of cash reserves, which had been previously accumulated through operating activities.

(2) Net income includes a gain on the sale of a joint venture investment of $399,865. Cash distributions include a return of capital of $55.00 per Limited Partnership Unit.

(3) The Partnership recorded investment valuation allowances totaling $2,760,784 ($28.77 per Limited Partnership Unit) during 1993. Cash distributions include a return capital of $82.00 per Limited Partnership Unit.

Item 7
------

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of units of limited partnership interest in December 1986. A total of 94,997 units were sold. The Partnership received proceeds of $85,677,259, net of selling commissions and other offering costs, which have been invested in real estate, used to pay related acquisition costs or retained as working capital reserves. The Partnership made nine real estate investments; those currently owned are described in Item 1 hereof. Three investments have been sold; one in 1988 and one each in 1993 and 1994. As a result of the sales, capital of $13,014,589 has been returned to the Limited Partners through December 31, 1995.

     On December 30, 1994, the Rancho Cucamonga joint venture sold its property and the Partnership received net sale proceeds of $5,261,275. On January 26, 1995, the Partnership made a capital distribution of $55 per limited partnership unit ($5,224,835) from the proceeds of the sale. The adjusted capital contribution after this distribution is $863 per unit.

     At December 31, 1995, the Partnership had $7,416,538 in cash, cash equivalents and short-term investments, which was partially used for cash distributions of $1,242,638 to partners on January 25, 1996. The remainder will primarily be used for working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and short-term investments and proceeds from the sale of such investments. Distributions of cash from operations relating to the first quarter of 1995 were made at the annualized rate of 6% on the weighted average adjusted capital contribution. In addition, at this time, a special distribution totaling $776,289 ($8.09 per limited partnership unit) was made which was attributable to a discretionary reduction of cash reserves which had previously accumulated from operating activities. Since the total quarterly distribution exceeded the rate of 2%, previously deferred management fees to the advisor were paid in the amount of $175,374 or 50% of the excess distribution. The Managing General Partner will continue to evaluate reserve levels in the context of the Partnership's investment objectives. Distributions of cash from operations relating to the second, third and fourth quarters of 1995 were made at the annualized rate of 6% on the adjusted capital contribution. Distributions of cash from operations relating to the first, second, third and fourth quarters of 1994 were made at the annualized rates of 5%, 5.5%, 5.5%, and 6%, respectively, on an adjusted capital contribution of $918 per unit. The increase in the distribution rate results from the attainment of appropriate cash reserve levels and the stabilization of property operations.

     The carrying value of real estate investments in the financial statements at December 31, 1995 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At December 31, 1995, the appraised values of certain investments exceeded the related carrying values by an aggregate of $9,400,000 and the appraised values of the remaining investments were less than the related carrying values by an aggregate of $1,400,000. The current appraised value of real estate investments has been estimated by the Managing General Partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.


RESULTS OF OPERATIONS
---------------------

     FORM OF REAL ESTATE INVESTMENTS

     The investments currently in the portfolio are structured as joint ventures with real estate development/management firms. However, effective January 1, 1995, the Palms Business Center joint venture was restructured to grant the Partnership control over management decisions and the investment has been accounted for as a wholly-owned property since that date. The Summit Vinings apartment complex, which was sold in August 1993, was a wholly-owned property. The Rancho Cucamonga property, which was sold in December 1994, was owned by a joint venture.

     OPERATING FACTORS

     Overall occupancy at the Columbia Gateway Corporate Park remained at 92% at December 31, 1995, where it was at the preceding year end. Construction of a 46,000 square foot build-to-suit facility was completed during the third quarter of 1994 and the tenant assumed occupancy on September 1, 1994. Occupancy was at 73% at December 31, 1993.

     Occupancy at Reflections Apartments ended 1995 at 96%; it ranged from 92% to 96% during 1995. Occupancy during 1994 and 1993 was in this same range. Although the Fort Myers apartment market remains competitive, rental rates have improved during 1995.

     Occupancy at Metro Business Center at December 31, 1995 was 91%, down from 100% a year ago, although it had been at 98% for the first three quarters of 1995. Occupancy was 98% at December 31, 1993. Rental rates are increasing as the Phoenix market appears to have stabilized. However, this property faces significant leasing exposure during 1996 as leases for approximately 46% of the space expire.

     Leasing at Decatur TownCenter II decreased to 98% during 1995, down from 100% a year ago, but up from 93% at December 31, 1993.

     Occupancy at Palms Business Centers was 96% at December 31, 1995, consistent with one year ago and up from 91% two years prior. The overall health of the Las Vegas market has improved and there has been some upward movement in rental rates.

     Leasing at 270 Technology Center was 65% at December 31, 1993 and increased to 100% during the third quarter of 1994, where it remained until the second quarter of 1995. Leasing declined to 92% during the third quarter of 1995 and ended the year at 98%. However, leases for one-third of the space expire in 1996 and for 60% of the space in 1997.

     INVESTMENT RESULTS

     On December 30, 1994, the Rancho Cucamonga joint venture sold its property and the Partnership recognized a gain of $399,865. In August 1993, the Partnership sold the Summit Vinings Apartments in Atlanta, Georgia at no gain or loss. During the first and second quarters of 1993, however, its carrying value had been reduced to the approximate selling price. The Managing General Partner determined in 1993 that the carrying value of Columbia Gateway Corporate Park should be reduced to its estimated net realizable value, which resulted in an investment valuation allowance of $1,050,000.

     1995 Compared to 1994

     Interest on cash equivalents and short-term investments increased as a result of larger invested balances, as well as an increase in interest rates.

     Exclusive of the gain from the Rancho Cucamonga sale in 1994 and its 1994 operating results ($309,969), real estate operating activity was $4,402,974 for 1995 and $3,490,615 for 1994. This 26% increase was due to improved operating results at all of the Partnership's investments. Improvement was most notable at Columbia Gateway Corporate Park, from which results increased by approximately $289,000 due to improvements in rental income. Improved occupancy and rental rates also resulted in an increase of approximately $272,000 in net operating income generated from Palms Business Center. Net operating income at Decatur TownCenter II increased by approximately $203,000 as a result of a lease termination fee.

     Notwithstanding the improved operating results and excluding $488,772 in cash flow from Rancho Cucamonga in 1994, cash flow from operations decreased $24,657. The change primarily stems from discretionary adjustments to cash reserve levels made by joint ventures. Both 270 Technology Park and Columbia Gateway Corporate Park reduced cash reserves held at the property level in 1994 and, therefore, increased the Partnership's cash flow in 1994. Metro Business Center reduced cash reserves at the property level and increased Partnership cash flow in 1995. Operating cash flow from the remainder of the Partnership's investments was consistent with the change in operating results. The decrease in operating cash flow was also due to the payment of previously accrued, but deferred management fees to the advisor of $175,374.

     1994 Compared to 1993

     Interest on cash equivalents and short-term investments increased as a result of larger invested balances, as well as an increase in interest rates.

     Exclusive of the gain from the Rancho Cucamonga sale in 1994, investment valuation allowances in 1993, and the operating results of Summit Vinings, real estate investment results were $3,800,584 for 1994 and $2,720,859 for 1993. This 40% increase was primarily due to improved operating results at all of the Partnership's investments, with the exception of Rancho Cucamonga, as described below. Improvement was most notable at Palms Business Center and Columbia Gateway Corporate Park, at which results increased by approximately $300,000 in both cases; at Metro Business Center, at which results increased by approximately $250,000; and at 270 Technology Center and Reflections Apartments at which results increased by approximately $100,000 in both cases. Operating income at Rancho Cucamonga declined during 1994 as a result of lower rental revenue from the new tenant lease effective May 1, 1993.

     Operating cash flow, exclusive of the results from Summit Vinings of $336,532 in 1993, increased by $1,660,323 or 40% between 1993 and 1994. In addition to the effect of improved operating results as previously described, cash flow also increased during 1994 as a result of the timing of cash distributions to the Partnership from certain joint ventures which previously had been retaining additional working capital reserves. This reduction in working capital reserves was most notable at 270 Technology Center ($575,000), Rancho Cucamonga ($400,000) and Columbia Gateway Corporate Park ($325,000). Cash distributions decreased from Decatur TownCenter II by approximately $350,000 due to costs associated with re-leasing and from Metro Business Center by approximately $210,000 due to timing.

     PORTFOLIO EXPENSES

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the Managing General Partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

     1995 Compared to 1994

     The Partnership management fee increased due to an increase in distributable cash flow from operations. General and administrative expenses increased approximately 10% or $32,000 primarily due to legal fees associated with the various investment restructurings.


     1994 Compared to 1993

     The Partnership management fee increased due to an increase in distributable cash flow from operations. General and administrative expenses increased approximately 13% or $37,000 primarily due to increased professional fees.


INFLATION
---------

     By their nature, real estate investments tend not to be adversely affected by inflation. Inflation may tend to result in appreciation in the value of the Partnership's real estate investments over time if rental rates and replacement costs increase. Declines in real property values during the period of the Partnership operations, due to market and economic conditions, have overshadowed the overall positive effect inflation may have on the value of the Partnership's investments.

Item 8.   Financial Statements and Supplementary Data.
          -------------------------------------------

          See the Financial Statements of the Partnership included as a part of this Annual Report on Form 10-K.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure.
          --------------------

          The Partnership has had no disagreements with its accountants on any matters of accounting principles or practices or financial statement disclosure.


                                   PART III
                                   --------

Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

          (a) and (b) Identification of Directors and Executive Officers.
                      --------------------------------------------------

          The following table sets forth the names of the directors and executive officers of the Managing General Partner and the age and position held by each of them as of December 31, 1995.

Name                      Position(s) with the Managing General Partner             Age
----                      ----------------------------------------------            ---
Joseph W. O'Connor        President, Chief Executive Officer and Director           49
Daniel J. Coughlin        Managing Director and Director                            43
Peter P. Twining          Managing Director, General Counsel and Director           49
Wesley M. Gardiner, Jr.   Vice President                                            37
Daniel C. Mackowiak       Principal Financial and Accounting Officer                44

          Mr. O'Connor and Mr. Coughlin have served in an executive capacity since the organization of the Managing General Partner on October 16, 1985. Mr. Gardiner and Mr. Twining have served in their capacities since June 1994, and Mr. Mackowiak has served in his capacity as of January 1, 1996. All of these individuals will continue to serve in such capacities until their successors are elected and qualified.

          (c)  Identification of Certain Significant Employees.
               -----------------------------------------------

               None.

          (d)  Family Relationships.
               --------------------

               None.

          (e)  Business Experience.
               -------------------

               The Managing General Partner was incorporated in Massachusetts on October 16, 1985. The background and experience of the executive officers and directors of the Managing General Partner are as follows:

          Joseph W. O'Connor has been President, Chief Executive Officer and a Director of Copley Real Estate Advisors, Inc. ("Copley") since January, 1982. He was a Principal of Copley from 1985 to 1987 and has been a Managing Director of Copley since January 1, 1988. He has been active in real estate for 27 years. From June, 1967, until December, 1981, he was employed by New England Mutual Life Insurance Company ("The New England"), most recently as a Vice President in which position he was responsible for The New England's real estate portfolio. He received a B.A. from Holy Cross College and an M.B.A. from Harvard Business School.

          Daniel J. Coughlin was a Principal of Copley from 1985 to 1987 and has been a Managing Director of Copley since January 1, 1988 and a Director of Copley since July 1994. Mr. Coughlin has been active in financial management and control for 21 years. From June, 1974 to December, 1981, he was a Real Estate Administration Officer in the Investment Real Estate Department at The New England. Since January, 1982, he has been in charge of the asset management division of Copley. Mr. Coughlin is a Certified Property Manager and a licensed real estate broker. He received a B.A. from Stonehill College and an M.B.A. from Boston University.

          Peter P. Twining is a Managing Director and General Counsel of Copley. As such, he is responsible for general legal oversight and policy with respect to Copley and its investment portfolios. Before being promoted to this position in January 1994, he was a Vice President/Principal and senior lawyer responsible for assisting in the oversight and management of Copley's legal operations. Before joining Copley in 1987, he was a senior member of the Law Department at The New England and was associated with the Boston law firm, Ropes and Gray. Mr. Twining is a graduate of Harvard College and received his J.D. in 1979 from Northeastern University.

          Wesley M. Gardiner, Jr. joined Copley in 1990 and has been a Vice President at Copley since January, 1994. From 1982 to 1990, he was employed by Metric Realty, a nationally-known real estate investment advisor and syndication firm, as a portfolio manager responsible for several public and private limited partnerships. His career at Copley has included asset management responsibility for the company's Georgia and Texas holdings. Presently, as a Vice President and Team Leader, Mr. Gardiner has overall responsibility for all the partnerships advised by Copley whose securities are registered under the Securities and Exchange Act of 1934. He received a B.A. in Economics from the University of California at San Diego.

          Daniel C. Mackowiak has been a Vice President of Copley since January 1989 and has been a Vice President and the Principal Financial and Accounting Officer of the Managing General Partner since January 1996. Mr. Mackowiak previously held the offices of Chief Accounting Officer of Copley from January 1989 through April 1994 and Vice President and Principal Financial and Accounting Officer of the Managing General Partner between January 1989 and May 1994. From 1975 until joining Copley, he was employed by the public accounting firm of Price Waterhouse, most recently as a Senior Audit Manager. He is a certified public accountant and has been active in the field of accounting his entire business career. He received a B.S. from Nichols College and an M.B.A. from Cornell University.

          Mr. O'Connor is a director of Copley Properties, Inc., a Delaware corporation organized as a real estate investment trust which is listed for trading on the American Stock Exchange. None of the other directors of the Managing General Partner is a director of a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. All of the directors and officers of the Managing General Partner also serve as directors and officers of one or more corporations which serve as general partners of publicly-traded real estate limited partnerships which are affiliated with the Managing General Partner.

(f)  Involvement in Certain Legal Proceedings.
     ----------------------------------------

     None.

Item 11.  Executive Compensation.
          ----------------------

     Under the Partnership Agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. See Notes 1, 2 and 6 to Notes to Financial Statements.

          The following table sets forth the amounts of the fees and cash distributions and reimbursements of out-of-pocket expenses which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the year ended December 31, 1995.

                                                                                                   Amount of
                                                                                                 Compensation
                                                                                                      and
Receiving Entity                              Type of Compensation                               Reimbursement
----------------                              --------------------                               -------------

General Partners                              Share of Distributable Cash                        $      57,689
Copley Real Estate Advisors, Inc.             Management Fees and
                                              Reimbursement of Expenses                                584,425

New England Securities Corporation            Servicing Fees and
                                              Reimbursement of Expenses                                 21,543
                                                                                                 -------------

                                              TOTAL                                              $     663,657
                                                                                                 =============

          For the year ended December 31, 1995 the Partnership allocated $50,454 of taxable income to the General Partners.

Item 12.       Security Ownership of Certain Beneficial Owners and Management.
               --------------------------------------------------------------

(a)       Security Ownership of Certain Beneficial Owners
          -----------------------------------------------

          No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 1995. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

          Except as expressly provided in the Partnership Agreement, the right to manage the business of the Partnership is vested exclusively in the Managing General Partner.

(b)       Security Ownership of Management.
          --------------------------------

          An affiliate of the Managing General Partner of the Partnership owned 1,558 Units as of December 31, 1995.

(c)       Changes in Control.
          ------------------

          There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

          The Partnership has no relationships or transactions to report other than as reported in Item 11 above.

                                    PART IV
                                    -------

Item 14.   Exhibits, Financial Statements, and Reports on Form 8-K.
           -------------------------------------------------------

(a)       The following documents are filed as part of this report:

          (1) Financial Statements--The Financial Statements listed on the accompanying Index to Financial Statements and Schedule and Financial Statement Index No. 2 are filed as part of this Annual Report.

          (2) Financial Statement Schedule--The Financial Statement Schedule listed on the accompanying Index to Financial Statements and Schedule is filed as part of this Annual Report.

          (3) Exhibits--The Exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b) Reports on Form 8-K. During the last quarter of the year ended December 31, 1995, the Partnership filed no Current Reports on Form 8-K.

                               New England Life

                            Pension Properties IV;

                       A Real Estate Limited Partnership




                             Financial Statements

                                    *******








                               December 31, 1995

                    NEW ENGLAND LIFE PENSION PROPERTIES IV;
                    --------------------------------------
                       A REAL ESTATE LIMITED PARTNERSHIP
                       ---------------------------------

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULE
                  ------------------------------------------


                                                                            Page
Report of Independent Accountants...............................................

Financial Statements:

      Balance Sheet - December 31, 1995 and 1994................................

      Statement of Operations -
        Years ended December 31, 1995, 1994 and 1993............................

      Statement of Changes in Partners' Capital (Deficit) -
        Years ended December 31, 1995, 1994 and 1993............................

      Statement of Cash Flows -
        Years ended December 31, 1995, 1994 and 1993............................

      Notes to Financial Statements.............................................

Financial Statement Schedule:

      Schedule III - Real Estate and Accumulated
        Depreciation at December 31, 1995.......................................

                       Report of Independent Accountants
                       ---------------------------------


To the Partners

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

In our opinion, based upon our audits and the reports of other auditors, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of New England Life Pension Properties IV; a Real Estate Limited Partnership (the "Partnership") at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Fourth Copley Corp., the Managing General Partner of the Partnership; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Partnership's Decatur TownCenter II joint venture investee for the year ended December 31, 1995, which results of operations are recorded using the equity method of accounting in the Partnership's financial statements. Equity in joint venture income for this venture was $680,012 for the year ended December 31, 1995. We also did not audit the financial statements of the Partnership's Columbia Gateway Corporate Park, 270 Technology Center and Reflections joint venture investees for the years ended December 31, 1995, 1994 and 1993, which results of operations are recorded using the equity method of accounting in the Partnership's financial statements. Equity in joint venture income for these ventures aggregated $2,022,381, $1,631,665 and $1,118,613 for the years ended December 31, 1995, 1994 and 1993, respectively. We also did not audit the financial statements of the Partnership's Metro Business Center joint venture investee for the years ended December 31, 1995 and 1994, which results of operations are recorded using the equity method of accounting in the Partnership's financial statements. Equity in joint venture income for this venture was $394,403 and $354,788 for the years ended December 31, 1995 and 1994. We also did not audit the financial statements of the Partnership's investment in Palms Business Centers for the years ended December 31, 1995, 1994 and 1993. Operating income for this investment was $1,770,345 for the year ended December 31, 1995, and equity in joint venture income was $1,053,707 and $739,894 for the years ended December 31, 1994 and 1993. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amount included for the equity in joint venture income for Decatur TownCenter II for the year ended December 31, 1995, and for Columbia Gateway Corporate Park, 270 Technology Center and Reflections for the years ended December 31, 1995, 1994 and 1993, respectively, and for Metro Business Center for the years ended December 31, 1995 and 1994, respectively, and for the operating income and equity in joint venture income for Palms Business Centers for the years ended December 31, 1995, 1994 and 1993 is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Managing General Partner, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors for the years ended December 31, 1995, 1994 and 1993 provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP
Price Waterhouse LLP

Boston, Massachusetts
March 11, 1996

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP


BALANCE SHEET

                                                        December 31,
                                                 -------------------------

                                                    1995           1994
                                                 ----------    -----------

ASSETS
Real estate investments:
   Joint ventures                               $ 40,466,827   $  53,837,786
   Property, net                                  12,108,290               -
                                                ------------   -------------
                                                  52,575,117      53,837,786

 Cash and cash equivalents                         4,051,999      12,370,267
 Short-term investments                            3,364,539         922,981
 Other receivables                                         -          13,976
                                                ------------   -------------


                                                $ 59,991,655   $  67,145,010
                                                ============   =============

 LIABILITIES AND PARTNERS' CAPITAL

 Accounts payable                               $    129,043   $     127,950
 Accrued management fee                               61,449          65,340
 Deferred management and disposition fees          2,806,904       2,797,930
                                                ------------   -------------
 Total liabilities                                 2,997,396       2,991,220
                                                ------------   -------------


 Partners' capital (deficit):
   Limited partners ($863 and $918 per unit,
     respectively; 120,000 units authorized,
     94,997 units issued and outstanding)         57,148,961      64,289,145
   General partners                                 (154,702)       (135,355)
                                                ------------   --------------
 Total partners' capital                          56,994,259      64,153,790
                                                ------------   --------------

                                                $ 59,991,655   $  67,145,010
                                                ============   =============


                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF OPERATIONS



                                                    Year ended December 31,
                                             --------------------------------------
                                                1995         1994         1993
                                             ----------   ----------   -----------

INVESTMENT ACTIVITY
Property rentals                             $2,379,352   $     -      $   716,554
Property operating expenses                    (609,007)        -         (380,433)
Depreciation and amortization                  (444,790)        -         (293,874)
                                             ----------   ----------   -----------
                                              1,325,555         -           42,247

Joint venture earnings                        3,096,796    3,827,109     2,747,390
Investment valuation allowances                    -            -       (2,760,784)
Amortization                                    (19,377)     (26,525)      (26,531)
                                             ----------   ----------   -----------

 Total real estate operations                 4,402,974    3,800,584         2,322

Gain on sale of property by joint venture          -         399,865          -
                                             ----------   ----------   -----------

 Total real estate activity                   4,402,974    4,200,449         2,322

Interest on cash equivalents
 and short-term investments                     430,587      349,461       320,787
                                             ----------   ----------   -----------

 Total investment activity                    4,833,561    4,549,910       323,109
                                             ----------   ----------   -----------

PORTFOLIO EXPENSES

Management fee                                  570,551      479,161       419,766
General and administrative                      350,113      318,648       281,888
                                             ----------   ----------   -----------
                                                920,664      797,809       701,654
                                             ----------   ----------   -----------

NET INCOME (LOSS)                            $3,912,897   $3,752,101   $  (378,545)
                                             ==========   ==========   ===========

Net income (loss) per limited
 partnership unit                            $    40.78   $    39.10   $     (3.94)
                                             ==========   ==========   ===========

Cash distributions per limited
 partnership unit                            $   115.94   $    47.19   $    127.00
                                             ==========   ==========   ===========

Number of limited partnership units
 outstanding during the year                     94,997       94,997        94,997
                                             ==========   ==========   ===========


                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)


                                                   Year ended December 31,
                        ------------------------------------------------------------------------------

                                   1995                      1994                       1993
                         -----------------------       -------------------       ---------------------

                          General        Limited     General       Limited     General        Limited
                         Partners       Partners    Partners      Partners    Partners       Partners
                        ---------   ------------   ---------   -----------   ---------   ------------
Balance at beginning
 of year                $(135,355)  $ 64,289,145   $(127,594)  $65,057,473   $ (80,629)  $ 77,496,852

Cash distributions        (58,476)   (11,013,952)    (45,282)   (4,482,908)    (43,180)   (12,064,619)

Net income (loss)          39,129      3,873,768      37,521     3,714,580      (3,785)      (374,760)
                        ---------   ------------   ---------   -----------   ---------   ------------
Balance at end
 of year                $(154,702)  $ 57,148,961   $(135,355)  $64,289,145   $(127,594)  $ 65,057,473
                        =========   ============   =========   ===========   =========   ============



                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF CASH FLOWS

                                                              Year ended December 31,
                                                     ------------------------------------------
                                                         1995           1994          1993
                                                     -------------  ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $  3,912,897   $ 3,752,101   $   (378,545)
  Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
     Depreciation and amortization                        464,167        26,525        320,405
     Investment valuation allowances                         -             -         2,760,784
     Equity in joint venture earnings                  (3,096,796)   (3,827,109)    (2,747,390)
     Cash distributions from joint ventures             3,928,414     5,919,979      4,501,152
     Gain on sale of property by joint venture               -         (399,865)          -
     Decrease (increase) in investment income
     and other receivables                                (24,016)       95,390        (94,996)
     Decrease in property working capital                 148,652          -               411
     Increase in operating liabilities                    181,550       285,902        167,311
     Payment of deferred management fee                  (175,374)         -              -
                                                     ------------   -----------   ------------
  Net cash provided by operating activities             5,339,494     5,852,923      4,529,132
                                                     ------------   -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sale of property                         -        5,097,115      7,673,614
  Deferred disposition fees                                  -          164,160        243,000
  Investment in joint ventures                               -       (1,928,609)          -
  Payment of note payable to venture partner             (130,000)         -              -
  Investment in property                                  (51,768)         -              -
  Decrease (increase) in short-term
     investments, net                                  (2,403,566)    5,566,195     (2,809,728)
                                                     ------------   -----------   ------------
  Net cash provided by (used in) investing
     activities                                        (2,585,334)    8,898,861      5,106,886
                                                     ------------   -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITY:
  Distributions to partners                           (11,072,428)   (4,528,190)   (12,107,799)
                                                     ------------   -----------   ------------
  Net cash used in financing activity                 (11,072,428)   (4,528,190)   (12,107,799)
                                                     ------------   -----------   ------------

Net increase (decrease) in cash
  and cash equivalents                                 (8,318,268)   10,223,594     (2,471,781)

Cash and cash equivalents:
  Beginning of year                                    12,370,267     2,146,673      4,618,454
                                                     ------------   -----------   ------------

  End of year                                        $  4,051,999   $12,370,267   $  2,146,673
                                                     ============   ===========   ============

NON-CASH TRANSACTION:

Effective January 1, 1995, the Partnership's joint venture investment in Palms Business Center was converted to a wholly-owned property. The carrying value of this investment at conversion was $12,519,964.

               (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Business
----------------------------------

     General

     New England Life Pension Properties IV; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other organizations intended to be exempt from federal income tax. The Partnership commenced operations in May, 1986 and acquired the six real estate investments it currently owns prior to the end of 1987. It intends to dispose of its investments within twelve years of their acquisition, and then liquidate; however, the Managing General Partner could extend the investment period if it is considered to be in the best interest of the limited partners.

     The Managing General Partner of the Partnership is Fourth Copley Corp., a wholly-owned subsidiary of Copley Real Estate Advisors, Inc. ("Copley"). The associate general partner is CCOP Associates Limited Partnership, a Massachusetts limited partnership, the general partners of which are managing directors of Copley and/or officers of the Managing General Partner. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by Copley pursuant to an advisory contract. Copley is an indirect wholly-owned subsidiary of New England Investment Companies, L.P. ("NEIC"), a publicly traded limited partnership. New England Mutual Life Insurance Company ("The New England"), the parent of NEIC's predecessor, is NEIC's principal unitholder. In August 1995, The New England announced an agreement to merge (the "Merger") with Metropolitan Life Insurance Company ("Metropolitan Life"), with Metropolitan Life to be the surviving entity. This merger, which is subject to various policyholder and regulatory approvals, is expected to take place in the first half of 1996. Metropolitan Life is the second largest life insurance company in the United States in terms of total assets, having assets of over $130 billion (and adjusted capital of over $8 billion) as of June 30, 1995.

     At December 31, 1995 an affiliate of the Managing General Partner owned 1,558 units and at December 31, 1994 the Managing General Partner owned 1,300 units of limited partnership interest, which were repurchased from certain qualified plans, within specified annual limitations as provided for in the Partnership Agreement.

     Management

     Copley, as advisor, is entitled to receive stipulated fees from the Partnership in consideration of services performed in connection with the management of the Partnership and the acquisition and disposition of Partnership investments in real property. Partnership management fees are 9% of distributable cash flow from operations, as defined, before deducting such fees. Payment of 50% of management fees incurred is deferred until cash distributions to limited partners exceed a specified rate. Cash distributions for the first quarter of 1995 exceeded the stipulated minimum, which resulted in a payment to Copley of previously deferred management fees totaling $175,374. Deferred management fees were $2,094,251 and $2,085,277 at December 31, 1995 and 1994, respectively. Copley is also reimbursed for expenses incurred in connection with administering the Partnership ($13,874 in 1995, $21,155 in 1994 and $15,490 in 1993). Acquisition fees paid were based on 2% of the gross proceeds from the offering. Disposition fees are generally 3% of the selling price of the property, but are subject to the prior receipt by the limited partners of their capital contributions plus a stipulated return thereon. Deferred disposition fees were $712,653 at December 31, 1995 and 1994.

     New England Securities Corporation, a direct subsidiary of The New England, is engaged by the Partnership to act as its unit holder servicing agent. Fees and out-of-pocket expenses for such services totaled $21,543, $30,526, and $25,358 in 1995, 1994 and 1993, respectively.


Note 2 - Summary of Significant Accounting Policies
---------------------------------------------------

     Accounting Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Managing General Partner to make estimates affecting the reported amounts of assets and liabilities, and of revenues and expenses. In the Partnership's business, certain estimates require an assessment of factors not within management's control, such as the ability of tenants to perform under long-term leases and the ability of the properties to sustain their occupancies in changing markets. Actual results, therefore, could differ from those estimates.

     Real Estate Joint Ventures

     Investments in joint ventures, including loans made to venture partners, which are in substance real estate investments, are stated at cost plus (minus) equity in undistributed joint venture income (losses). Allocations of joint venture income (losses) were made to the Partnership's venture partners as long as they had substantial economic equity in the project. Economic equity is measured by the excess of the appraised value of the property over the Partnership's total cash investment plus accrued preferential returns and interest thereon. Currently, the Partnership records an amount equal to 100% of the operating results of each joint venture, after the elimination of all inter-entity transactions, except for the one venture jointly owned by an affiliate of the Partnership, which has substantial economic equity in the project.

     Property

     Property includes land and buildings and improvements, which are stated at cost less accumulated depreciation, plus other operating net assets (liabilities). The Partnership's initial carrying value of a property previously owned by a joint venture equals the Partnership's carrying value of the predecessor investment on the conversion date.

     Certain tenant leases at the property provide for rental increases over the respective lease terms. Rental revenue is being recognized on a straight-line basis over the lease terms.

     Capitalized Costs

     Maintenance and repair costs are expensed as incurred. Significant improvements and renewals are capitalized. Depreciation is computed using the straight-line method based on estimated useful lives of the buildings and improvements. Leasing costs are also capitalized and amortized over the related lease terms.

     Acquisition fees have been capitalized as part of the cost of real estate investments. Amounts not related to land are being amortized using the straight-line method over the estimated useful lives of the underlying property.

     Realizability of Real Estate Investments

     The Partnership considers a real estate investment to be impaired when it determines the carrying value of the investment is not recoverable through undiscounted cash flows generated from the operations and disposal of property. Effective January 1, 1995, with its adoption of Statement of Financial Accounting Standards No. 121 (SFAS 121) entitled "Accounting for the Impairment of

Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Partnership measures the impairment loss based on the excess of the investment's carrying value over its estimated fair market value. For investments being held for sale, the impairment loss is measured based on the excess of the investment's carrying value over its estimated fair market value less estimated costs of sale. Property held for sale is not depreciated during the holding period. Prior to the adoption of SFAS 121, the impairment loss was measured based on the excess of the investment's carrying value over its net realizable value. During 1993, the Managing General Partner determined that the carrying value of the Columbia Gateway Corporate Park and Summit Vinings investments should be reduced to net realizable value. (See Notes 3 and 4.)

     The carrying value of an investment may be more or less than its current appraised value. At December 31, 1995 and 1994, the appraised values of certain investments exceeded the related carrying values by an aggregate of $9,400,000 and $6,700,000, respectively; and the appraised values of the remaining investments were less than the related carrying values by an aggregate of $1,400,000 and $2,000,000, respectively.

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


Cash Equivalents and Short-Term Investments

     Cash equivalents are stated at cost, plus accrued interest. The Partnership considers all highly liquid debt instruments purchased with a maturity of ninety days or less to be cash equivalents; otherwise, they are classified as short-term investments.

     The Partnership has the positive intent and ability to hold all short-term investments to maturity; therefore, short-term investments are carried at cost plus accrued interest, which approximates market value. At December 31, 1995 and 1994 all investments were in commercial paper with less than seven months and one month, respectively, remaining to maturity.

     Deferred Disposition Fees

     Disposition fees due to Copley related to sales of investments are included in the determination of gains or losses resulting from such transactions. According to the terms of the advisory contract, payment of such fees has been deferred until the limited partners first receive their capital contributions, plus stipulated returns thereon.

     Income Taxes

     A partnership is not liable for income taxes and, therefore, no provision for income taxes is made in the financial statements of the Partnership. A proportionate share of the Partnership's income is reportable on each partner's tax return.

     Per Unit Computations

     Per unit computations are based on the number of units of limited partnership interest outstanding during the year. The actual per unit amount will vary by partner depending on the date of admission to, or withdrawal from, the Partnership.

 Note 3 - Real Estate Joint Ventures
 -----------------------------------

     The Partnership has investments in six real estate joint ventures which are organized as general partnerships with real estate management/development firms. (A seventh investment was sold in December 1994). It made capital contributions to the ventures, which are generally subject to preferential cash distributions at a specified rate and to priority distributions with respect to sale or refinancing proceeds. The Partnership also made loans to certain of its venture partners who, in turn, contributed the proceeds to the capital of the venture. The loans bear interest at a specified rate. The loans are in substance real estate investments and are accounted for accordingly. The joint venture agreements provide for the funding of cash flow deficits by the venture partners in proportion to their ownership interests.

     The Partnership's venture partners are responsible for day-to-day development and operating activities, although overall authority and responsibility for the business is shared by the venturers. The respective real estate development/management firms or their affiliates also provide various services to the joint ventures for a fee.

     The following is a summary of cash invested in joint ventures, net of returns of capital and excluding acquisition fees:


                                     Preferential                                  December 31,
     Investment/                       Rate of        Ownership        ------------------------------------
      Location                          Return        Interest             1995                   1994
-----------------                    ------------    ----------        ------------            ------------
Reflections                             10.5%            60%            $13,650,242             $13,650,242
           FT. Myers, Florida

 Metro Business Center
           Phoenix, Arizona             10.5%            80%            $ 8,836,989             $ 8,836,989

 Palms Business Centers
           Las Vegas, Nevada            11.0%            60%            $     -                 $15,840,000

 Columbia Gateway Corp. Park
           Columbia, Maryland           10.5%         34.75%            $12,580,704             $12,580,704

 270 Technology Center
           Frederick, Maryland          10.0%            50%            $ 4,886,902             $ 4,886,902

 Decatur TownCenter II
           Decatur, Georgia             10.5%            60%            $10,985,575             $10,985,575

     Reflections

     On August 1, 1986, the Partnership entered into a joint venture with an affiliate of Oxford Development Corporation to construct and operate a multi-family apartment complex. The Partnership's commitment is for a total cash investment of $14,475,000, $5,790,000 of which is a loan to the venture partner. In May 1992, the Partnership agreed to extend the maturity of the loan from August, 1996 to December, 1999 and the venture partner agreed to pay interest at a minimum of 7% per annum with the unpaid amount subject to compounding at 10.5%. The loan is secured by the venture partner's interest in the joint venture, as well as a guarantee from an affiliate of the venture partner.

     Metro Business Center

     On September 15, 1986, the Partnership entered into a joint venture with an affiliate of Hewson Properties, Inc., to construct and operate four multi-tenant office/warehouse buildings. The Partnership committed to make a maximum cash investment of $9,568,000, $3,988,000 of which is a loan to the venture partner. The loan matures in October 1996 and is secured by the venture partner's interest in the joint venture. Subsequent to December 31, 1995, and effective January 1, 1996, the joint venture agreement was amended to grant the Partnership full control over management decisions, except that it does not have the authority to unilaterally offer the property for sale prior to July 1, 1996. The minimum future rentals due to the venture under non-cancelable operating leases are: $506,391 in 1996, $288,080 in 1997, $98,065 in 1998 and $3,500 in
1999.

     Palms Business Centers

     On December 29, 1986, the Partnership entered into a joint venture with an affiliate of Commerce Centre Partners to construct and operate fifteen one-story office/industrial buildings. The Partnership committed to make a capital contribution of $15,840,000.

     Effective January 1, 1995, this investment was converted to a wholly-owned property for financial reporting purposes, pursuant to an amendment to the joint venture agreement granting the Partnership control over management decisions (see Note 4).

     Columbia Gateway Corporate Park

     On December 21, 1987, the Partnership entered into a joint venture with an affiliate of the Partnership and with an affiliate of the Manekin Corporation to construct and operate seven research and development/office buildings, of which six have been constructed to date. The Partnership committed to make a $14,598,000 capital contribution. The Partnership and its affiliate collectively have a 50% interest in the joint venture. The minimum future rentals due to the venture under non-cancelable operating leases are: $1,316,589 in 1996, $1,176,845 in 1997, $1,116,297 in 1998, $1,038,834 in 1999, $411,261 in 2000 and
$1,507,959 thereafter.

     In 1993, the Managing General Partner determined that the carrying value of this investment should be reduced to its estimated net realizable value, which resulted in an investment valuation allowance of $1,050,000.

     270 Technology Center

     On December 22, 1987, the Partnership entered into a joint venture with an affiliate of the Manekin Corporation to construct and operate two research and development/office buildings. The Partnership committed to make a $5,150,000 capital contribution. The minimum future rentals due to the venture under non-cancelable operating leases are: $387,579 in 1996 and $147,418 in 1997.

     Decatur TownCenter II

     On December 31, 1987, the Partnership entered into a joint venture with an affiliate of Pope & Land Enterprises to construct and operate an office building. The Partnership committed to make an $11,600,000 capital contribution. To the extent that up to $7,826,000 of the Partnership's contribution is returned within ten years, the joint venture agreement provides for a prepayment premium to the Partnership. The minimum future rentals due to the venture under non-cancelable operating leases are: $1,431,662 in 1996, $1,212,866 in 1997, $1,186,138 in 1998, $941,181 in 1999, $861,897 in 2000 and $3,725,478
thereafter. A portion of the land on which the building was constructed consists of a leasehold interest assigned to the venture. The lease terminates in 2073 and requires annual ground rental payments of $32,349. These payments are adjusted for inflation every five years.

     During 1995, the joint venture agreement was amended to allow the Partnership the sole right to cause a sale on or after January 1, 1996.

     Sale of Rancho Cucamonga

     On September 4, 1986, the Partnership entered into a joint venture with an affiliate of Vance Charles Mape III to construct and operate a warehouse facility. The Partnership made a contribution of $5,273,545. On December 30, 1994, the joint venture sold the property for a total sales price of $5,472,000. After closing costs, the Partnership received its share of the proceeds of $5,261,275 and recognized a gain on the sale of $399,865 ($4.17 per limited partnership unit). A disposition fee of $164,160 was accrued but not paid to Copley. A capital distribution to the limited partners was made on January 26, 1995 in the aggregate amount of $5,224,835 ($55.00 per limited partnership unit).


 Summarized Financial Information
 --------------------------------

     The following summarized financial information is presented in the aggregate for the joint ventures:

                             Assets and Liabilities
                             ----------------------

                                                     December 31,
                                               ------------------------
                                                  1995         1994
                                               -----------  -----------
 Assets
   Real property, at cost less
    accumulated depreciation
    of $10,623,335 and
    $12,483,694, respectively                  $41,201,074  $52,351,990
   Other                                         1,224,883    1,881,118
                                               -----------  -----------
                                                42,425,957   54,233,108

 Liabilities                                       314,534      644,808
                                               -----------  -----------

 Net assets                                    $42,111,423  $53,588,300
                                               ===========  ===========

                             Results of Operations
                             ---------------------

                                          Year ended December 31,
                                    ----------------------------------
                                       1995        1994        1993
                                    ----------  ----------  ----------
 Revenue
   Rental income                    $7,364,285  $9,306,359  $8,680,294
   Other income                        173,436     291,152     171,064
                                    ----------  ----------  ----------

                                     7,537,721   9,597,511   8,851,358
                                    ----------  ----------  ----------

 Expenses
   Operating expenses                2,491,930   3,139,433   3,128,730
   Depreciation and amortization     1,583,687   2,430,786   2,833,234
                                    ----------  ----------  ----------
                                     4,075,617   5,570,219   5,961,964
                                    ----------  ----------  ----------

 Net income                         $3,462,104  $4,027,292  $2,889,394
                                    ==========  ==========  ==========

     Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to one joint venture) its affiliate on behalf of their various financing arrangements with the joint ventures.

     The Rancho Cucamonga investment was sold on December 30, 1994. The above amounts include the results of operations through that date. The Palms Business Center investment was converted to a wholly-owned property on January 1, 1995. The above amounts exclude its results of operations for 1995.


Note 4 - Property
-----------------

     Palms Business Center

     Effective January 1, 1995, the Palms Business Center joint venture was restructured, giving the Partnership control over management decisions. Since that date, the investment is being accounted for as a wholly-owned property. The carrying value of the joint venture investment at conversion was allocated to land, building and improvements, amount payable to venture partner and other net operating liabilities. The venture partner will receive 40% of the excess cash flow above a specified level until the initial obligation of $360,000 is repaid in full.

     The following is a summary of the Partnership's investment at December 31, 1995:

              Land                                          $ 3,072,333
              Buildings and improvements
                and other capitalized costs                   9,780,823
              Accumulated depreciation and amortization        (444,790)
              Payable to venture partner                       (230,000)
              Net operating liabilities                         (70,076)
                                                             -----------
                                                            $12,108,290
                                                            ===========

     The buildings and improvements are being depreciated over 25 years, beginning January 1, 1995.

     The minimum future rentals under non-cancelable operating leases are:
$1,579,802 in 1996, $1,066,615 in 1997, $344,574 in 1998, $87,837 in 1999 and
$35,844 in 2000.

     Summit Vinings

     On August 6, 1993, the Partnership sold the Summit Vinings apartment complex located in Atlanta, Georgia. The total sales price was $8,100,000. After closing costs, the Partnership received proceeds of $7,916,614. In anticipation of the sale, the carrying value of the investment had been reduced in the first and second quarters of 1993 to approximate the selling price through the recognition of an investment valuation allowance of $1,710,784. A disposition fee of $243,000 was accrued but not paid to Copley. On October 28, 1993, the Partnership made a capital distribution to the limited partners in the aggregate amount of $7,789,754 ($82 per limited partnership unit.)

 Note 5 - Income Taxes
 ---------------------

     The Partnership's income for federal income tax purposes differs from that reported in the accompanying statement of operations as follows:


                                            Year ended December 31,
                                      -----------------------------------
                                         1995        1994        1993
                                      ----------  ----------  -----------
 Net income (loss) per
   financial statements               $3,912,897  $3,752,101  $ (378,545)
 Timing differences:
      Joint venture earnings             978,808   1,092,778   1,113,243
      Depreciation and amortization      125,347      26,525     161,062
      Expenses                            28,383     244,047     231,192
      Valuation allowance                   -           -      1,050,000
      Gain on sale                          -        756,363   2,845,864
                                      ----------  ----------  ----------

 Taxable income                       $5,045,435  $5,871,814  $5,022,816
                                      ==========  ==========  ==========

Note 6 - Partners' Capital
--------------------------

     Allocation of net income (losses) from operations and distributions of distributable cash from operations, as defined, are in the ratio of 99% to the limited partners and 1% to the general partners. Cash distributions are made quarterly.

     Net sale proceeds and financing proceeds are allocated first to limited partners to the extent of their contributed capital plus a stipulated return thereon, as defined, second to pay disposition fees, and then 85% to the limited partners and 15% to the general partners. The adjusted capital contribution per limited partnership unit was reduced from $1,000 to $918 in 1993 and to $863 in 1995 as a result of the capital distribution from the Summit Vinings and Rancho Cucamonga sales, respectively. No capital distributions have been made to the general partners. Income from a sale is allocated in proportion to the distribution of related proceeds, provided that the general partners are allocated at least 1%. Income or losses from a sale, if there are no residual proceeds after the repayment of the related debt, will be allocated 99% to the limited partners and 1% to the general partners.


Note 7 - Subsequent Event
-------------------------

     Distributions of cash from operations relating to the quarter ended December 31, 1995 were made on January 25, 1996 in the aggregate amount of $1,242,638 ($12.95 per limited partnership unit).

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

Schedule III
REAL ESTATE AND ACCUMULATED DEPRECIATION
AT DECEMBER 31, 1995

                                                      Initial Cost to                       Costs Subsequent
                                                      the Partnership                        to Acquisition
                                   ----------------------------------------------------  --------------------------

                                                                                                         Change in
                                                        Buildings &        Incidental                     Working
Description                             Land            Improvements    Working Capital  Improvements     Capital
                                   ----------------     ------------    ---------------  ------------    ----------
60% interest in
Lee Parnters. Owners of
an apartment complex of
twelve, two and three              _____________________________________  See Note A     __________________________
story buildings in Fort
Myers, Florida.


80% interest in
Copley/Hewson Northwest
Associates Joint Venture.
Owners of four one story           _____________________________________  See Note A     __________________________
office/industrial buildings in
Phoenix, Arizona.


50% interest in
Morf VI Venture.
Owners of two single story
office/research and                _____________________________________  See Note A     __________________________
development buildings in
Frederick, Maryland.


60% interest in
Decatur TownCenter II
Associates.  The Partnership
owns land in Decatur, Georgia      _____________________________________  See Note A     __________________________
and has constructed a five
story office building.


34.75% interest in
Gateway 51 Partnership.
The Partnership has constructed
six office and research and        _____________________________________  See Note A     __________________________
development buildings, and owns
land in Columbia, Maryland.


                                   -------------------------------------------------------------------------------
                    Sub-total
                                   ===============================================================================

                                                   Gross amount at which
                                                Carried at Close of Period
                                   ----------------------------------------------------
                                                        Buildings &        Incidental
Description                             Land            Improvements    Working Capital       Total
-----------                        ----------------     ------------    ---------------   -------------
60% interest in
Lee Parnters. Owners of
an apartment complex of
twelve, two and three              ____________________________________________________     $10,659,267
story buildings in Fort
Myers, Florida.


80% interest in
Copley/Hewson Northwest
Associates Joint Venture.
Owners of four one story           ____________________________________________________      $5,832,584
office/industrial buildings in
Phoenix, Arizona.


50% interest in
Morf VI Venture.
Owners of two single story
office/research and                ____________________________________________________      $4,691,768
development buildings in
Frederick, Maryland.


60% interest in
Decatur TownCenter II
Associates. The Partnership
owns land in Decatur, Georgia      ____________________________________________________      $8,325,253
and has constructed a five
story office building.


34.75% interest in
Gateway 51 Partnership.
The Partnership has constructed
six office and research and        ____________________________________________________     $10,957,955
development buildings, and owns
land in Columbia, Maryland.


                                   --------------------------------------------------------------------
                    Sub-total                                                               $40,466,827
                                   ====================================================================

                                   Accumulated             Date of        Date               Depreciable
Description                        Depreciation         Construction    Acquired                 Life
-----------                        ------------         ------------    --------             -----------
60% interest in
Lee Parnters. Owners of
an apartment complex of
twelve, two and three                   N/A                  1987        8/01/86               40 Years
story buildings in Fort
Myers, Florida.


80% interest in
Copley/Hewson Northwest
Associates Joint Venture.
Owners of four one story                N/A                  1987        9/15/86               30 Years
office/industrial buildings in
Phoenix, Arizona.


50% interest in
Morf VI Venture.
Owners of two single story
office/research and                     N/A                  1987       12/22/87               50 Years
development buildings in
Frederick, Maryland.


60% interest in
Decatur TownCenter II
Associates.  The Partnership
owns land in Decatur, Georgia           N/A                  1989       12/31/87               20 years
and has constructed a five
story office building.


34.75% interest in
Gateway 51 Partnership.
The Partnership has constructed
six office and research and             N/A                  1992       12/21/87               50 years
development buildings, and owns
land in Columbia, Maryland.

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

Schedule III
REAL ESTATE AND ACCUMULATED DEPRECIATION
AT DECEMBER 31, 1995                                                 (Continued)

                                                  Initial Cost to                      Costs Subsequent
                                                  the Partnership                       to Acquisition
                                  -------------------------------------------------------------------------------------------------
                                                                                                      Change in
                                                  Buildings &          Other Net       Improvements    Working
Description                            Land      Improvements    Operating Liabilities                 Capital       Land
-------------------------         -----------  ---------------   --------------------- ------------    -------     -------
Las Vegas, NV
  -Rancho Road Associates             3,072,333       9,729,055      (281,424)           51,768       (18,652)    3,072,333

                                  ---------------------------------------------------------------------------------------------
   Sub-total                          3,072,333       9,729,055      (281,424)           51,768       (18,652)    3,072,333
                                  ---------------------------------------------------------------------------------------------

Total Real Estate and Joint Ventures
                                  =============================================================================================

                                           Gross amount at which
                                         Carried at Close of Period
                            --------------------------------------------------------

                             Building &            Other Net                              Accumulated
Description                 Improvements     Operating Liabilities          Total         Depreciation
-------------------------   -------------   ------------------------   -------------     --------------
Las Vegas, NV
  -Rancho Road Associates    9,780,823            (300,076)              12,553,080         (444,790)

                            ---------------------------------------------------------------------------
   Sub-total                 9,780,823            (300,076)              12,553,080         (444,790)
                            ---------------------------------------------------------------------------

Total Real Estate and Joint Ventures                                     53,019,907         (444,790)
                                      =================================================================


                            Date of              Date          Depreciable
Description                 Construction       Acquired           Life
-------------------------   ------------    --------------     -----------
Las Vegas, NV
  -Rancho Road Associates    1988              12/29/86         25 Years
                                             Converted to
                                             wholly-owned
                                                1/1/95
   Sub-total

Total Real Estate and Joint Ventures


           Reconciliation of Real Estate Owned:

           Beginning balance, January 1, 1995                          $0

           Conversion to Wholly-Owned                          12,519,964

           Additions to property                                   51,768

           Decrease in working capital                            (18,652)
                                                         -----------------
           Ending balance, December 31, 1995                  $12,553,080
                                                         =================

           Accumulated Depreciation- January 1, 1995                   $0

           Depreciation Expense - 1995                           (444,790)
                                                         -----------------
           Accumulated Depreciation - December 31, 1995         ($444,790)
                                                         =================

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

Schedule III    NOTE A
JOINT VENTURES SUMMARY
AT DECEMBER 31, 1995


                                                                                                                      CASH
                                    PERCENT        BALANCE     INVESTMENT      EQUITY IN      1995 AMORTIZATION   DISTRIBUTION
                                       OF           AS OF       IN JOINT        INCOME/          OF DEFERRED          FROM
          DESCRIPTION              OWNERSHIP       12/31/94     VENTURES        (LOSS)        ACQUISITION FEES    JOINT VENTURE
---------------------------------  ---------   --------------  -----------  ---------------   ----------------   ----------------
         Lee Partners                 60%        $10,957,237          $0          $650,904             ($6,201)        ($942,673)

         Copley/Hewson                80%          6,265,191           0           394,403              (4,010)         (823,000)
     Northwest Associates

    Rancho Road Associates            60%         12,519,964           0                 0                   0                 0

        MORF VI Venture               50%          4,749,674           0           523,836              (1,840)         (579,902)

Decatur TownCenter II Associates      60%          8,399,498           0           680,012              (5,418)         (748,839)

    Gateway 51 Partnership           34.75%       10,946,222           0           847,641              (1,908)         (834,000)

                                               --------------  -----------  ---------------   -----------------   -----------------

                                                 $53,837,786          $0        $3,096,796            ($19,377)      ($3,928,414)
                                               ==============  ===========  ===============   =================   =================


                                         CONVERSION TO                 BALANCE
                                          WHOLLY-OWNED                  AS OF
          DESCRIPTION                       PROPERTY                  12/31/95
---------------------------------    ----------------------    -----------------------
         Lee Partners                                   $0             $10,659,267

         Copley/Hewson                                   0               5,832,584
     Northwest Associates

    Rancho Road Associates                     (12,519,964)                      0

        MORF VI Venture                                  0               4,691,768

Decatur TownCenter II Associates                         0               8,325,253

    Gateway 51 Partnership                                              10,957,955

                                     ----------------------    --------------------

                                              ($12,519,964)            $40,466,827
                                     ======================    ====================

                            GATEWAY 51 PARTNERSHIP
                       (A MARYLAND GENERAL PARTNERSHIP)

                               FINANCIAL REPORT

                               DECEMBER 31, 1995

                             FINANCIAL STATEMENTS
                                  INDEX NO. 2

                   AUDITOR'S REPORT AND FINANCIAL STATEMENTS

                           OF GATEWAY 51 PARTNERSHIP


                                                                          PAGE #
Independent Auditor's Report of Wolpoff & Company, LLP.................

Balance Sheet - December 31, 1995 and 1994.............................

Statement of Income - For the Years ended
 December 31, 1995, 1994 and 1993......................................

Statement of Changes on Partners' Capital - For the Years ended
 December 31, 1995, 1994, and 1993.....................................

Statement of Cash Flows - For the Years ended
 December 31, 1995, 1994 and 1993......................................

Notes to Financial Statements..........................................

                    [LETTERHEAD OF WOLPOFF & COMPANY, LLP]





To the Partners
Gateway 51 Partnership (A Maryland General Partnership)
Columbia, Maryland


             INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS
             ----------------------------------------------------


We have audited the balance sheet of Gateway 51 Partnership (A Maryland General Partnership) as of December 31, 1995 and 1994, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gateway 51 Partnership (A Maryland General Partnership) as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.


                                   /S/ WOLPOFF & COMPANY, LLP

                                   WOLPOFF & COMPANY, LLP


Baltimore, Maryland
January 22, 1996

                            GATEWAY 51 PARTNERSHIP
                            ----------------------
                       (A MARYLAND GENERAL PARTNERSHIP)
                       --------------------------------

                                 BALANCE SHEET
                                 -------------

                                    ASSETS
                                    ------


                                                            December 31,
                                                   -----------------------------

                                                       1995             1994
                                                   -------------   -------------
PROPERTY, AT COST-Notes 1 and 4
  Land                                              $ 4,966,738     $ 4,960,338
  Building and Improvements                          11,124,907      10,944,239
  Preliminary Development Costs                          42,247          42,247
  Deferred Costs                                      1,050,284         924,454
                                                   -------------   -------------
                                                     17,184,176      16,871,278
  Less Accumulated Depreciation and Amortization      1,619,148       1,330,252
                                                   -------------   -------------

     PROPERTY, NET                                   15,565,028      15,541,026
                                                   -------------   -------------

OTHER ASSETS
  Cash and Cash Equivalents - Note 1                    156,930          67,917
                                                   -------------   -------------
  Receivables from Tenants
    Rents and Expense Billings                               -0-         58,674
    Tenant Improvement Loans - Note 3                    32,745         106,616
    Deferred Rent Receivable - Note 1                    41,080          54,888
    Allowance for Doubtful Accounts                          -0-        (19,260)
                                                   -------------   -------------
                                                         73,825         200,918
                                                   -------------   -------------

  Prepaid Expenses                                       36,270          20,936
                                                   -------------   -------------

     TOTAL OTHER ASSETS                                 267,025         289,771
                                                   -------------   -------------

                                                    $15,832,053     $15,830,797
                                                   =============   =============






_______________

The notes to financial statements are an integral part of this statement.

                            GATEWAY 51 PARTNERSHIP
                            ----------------------
                       (A MARYLAND GENERAL PARTNERSHIP)
                       --------------------------------

                                 BALANCE SHEET
                                 -------------


                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------


                                                            December 31,
                                                    ----------------------------

                                                        1995            1994
                                                    -------------  -------------
LIABILITIES
   Accounts Payable and Accrued Expenses              $    24,585    $     5,185
   Tenant Security Deposits                                 2,409          9,180
                                                    -------------  -------------

     TOTAL LIABILITIES                                     26,994         14,365

PARTNERS' CAPITAL - Notes 1 and 2                      15,805,059     15,816,432
                                                    -------------  -------------

                                                      $15,832,053    $15,830,797
                                                    =============  =============



















____________

The notes to financial statements are an integral part of this statement.

                            GATEWAY 51 PARTNERSHIP
                            ----------------------
                       (A MARYLAND GENERAL PARTNERSHIP)
                       --------------------------------

                              STATEMENT OF INCOME
                              -------------------

                                                               Year Ended December 31,
                                                ---------------------------------------------------

                                                     1995              1994               1993
                                                ---------------   ---------------   ---------------
REVENUE - Notes 1 and 6
   Gross Rent Potential                           $1,676,953          $ 1,485,628       $ 1,385,031
   Less Vacancies                                    133,073              314,307           298,115
                                                ---------------   ---------------   ---------------
     Net Rental Income                             1,543,880            1,171,321         1,086,916
   Expense Reimbursements from Tenants               326,449              324,854           247,851
   Interest and Other Income                          23,511               10,929             9,209
                                                ---------------   ---------------   ---------------

       TOTAL REVENUE                               1,893,840            1,507,104         1,343,976
                                                ---------------   ---------------   ---------------

OPERATING EXPENSES
   Real Property and CPRA Taxes                      191,439              188,523           134,121
   Building and Grounds Maintenance                  121,868              113,127           107,828
   Management Fees - Note 4                           57,915               49,122            49,470
   General and Administrative                         13,558               32,896            19,659
   Utilities                                          21,545               24,660            21,857
   Bad Debts                                              -0-              11,929            33,515
   Insurance                                           9,992                5,291             4,934
                                                ---------------   ---------------   ---------------

       TOTAL OPERATING EXPENSES                      416,317              425,548           371,384
                                                ---------------   ---------------   ---------------

OPERATING INCOME                                   1,477,523            1,081,556           972,592
                                                ---------------   ---------------   ---------------

DEPRECIATION AND AMORTIZATION                        288,896              308,697           572,179
                                                ---------------   ---------------   ---------------

NET INCOME - Note 5                               $1,188,627           $  772,859        $  400,413
                                                ===============   ===============   ===============








_______________

The notes to financial statements are an integral part of this statement.

                            GATEWAY 51 PARTNERSHIP
                            ----------------------
                       (A MARYLAND GENERAL PARTNERSHIP)
                       --------------------------------

                        STATEMENT OF PARTNERS' CAPITAL
                        ------------------------------



                                                             Year Ended December 31,
                                                ---------------------------------------------------

                                                     1995              1994              1993
                                                ---------------   ---------------   ---------------
CAPITAL CONTRIBUTIONS - Note 2
   Prior Years                                    $20,267,826       $17,744,733       $17,744,733
   Current Year                                            -0-        2,523,093                -0-
                                                ---------------   ---------------   ---------------
                                                   20,267,826        20,267,826        17,744,733
                                                ---------------   ---------------   ---------------

CAPITAL PLACEMENT
   Prior Years                                       (202,678)         (177,447)         (177,447)
   Current Year                                            -0-          (25,231)               -0-
                                                ---------------   ---------------   ---------------
                                                     (202,678)         (202,678)         (177,447)
                                                ---------------   ---------------   ---------------

DISTRIBUTIONS
   Prior Years                                     (5,748,893)       (4,543,893)       (4,233,893)
   Current Year                                    (1,200,000)       (1,205,000)         (310,000)
                                                ---------------   ---------------   ---------------
                                                   (6,948,893)       (5,748,893)       (4,543,893)
                                                ---------------   ---------------   ---------------

ACCUMULATED INCOME
   Prior Years                                      1,500,177           727,318           326,905
   Current Year                                     1,188,627           772,859           400,413
                                                ---------------   ---------------   ---------------
                                                    2,688,804         1,500,177           727,318
                                                ---------------   ---------------   ---------------

TOTAL PARTNERS' CAPITAL                           $15,805,059       $15,816,432       $13,750,711
                                                ===============    ==============   ===============









_______________

The notes to financial statements are an integral part of this statement.

                            GATEWAY 51 PARTNERSHIP
                            ----------------------
                       (A MARYLAND GENERAL PARTNERSHIP)
                       --------------------------------

                            STATEMENT OF CASH FLOWS
                            -----------------------


                                                                             Year Ended December 31,
                                                                ---------------------------------------------------

                                                                     1995              1994              1993
                                                                ---------------   ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                     $ 1,188,627       $   772,859       $   400,413
                                                                ---------------   ---------------   ---------------
   Adjustments to Reconcile Net Income to
     Net Cash Provided by Operating Activities
       Depreciation and Amortization                                  288,896           308,697           572,179
       Change in Receivables from Tenants, Net of Allowance            53,222           (61,280)           26,452
       Change in Accounts Payable and Accrued Expenses                 19,400             3,807            (4,021)
       Change in Prepaid Expenses                                     (15,334)            3,764           (12,400)
                                                                ---------------   ---------------   ---------------
         Total Adjustments                                            346,184           254,988           582,210
                                                                ---------------   ---------------   ---------------

           Net Cash Provided by Operating Activities                1,534,811         1,027,847           982,623
                                                                ---------------   ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Building and Improvement Additions                                (180,668)       (2,776,353)         (111,122)
   Land Costs                                                          (6,400)          (15,516)          (31,313)
   Deferred Costs                                                    (125,830)         (119,483)           (7,514)
   Decrease in Tenant Security Deposits                                (6,771)               -0-           (3,135)
   Change in Tenant Improvement Loans                                  73,871           (18,972)           (1,306)
   Construction in Progress                                                -0-               -0-          (29,733)
                                                                ---------------   ---------------   ---------------

           Net Cash Used by Investing Activities                     (245,798)       (2,930,324)         (184,123)
                                                                ---------------   ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital Contributions                                                   -0-        2,523,093                -0-
   Capital Placement Fee                                                   -0-          (25,231)               -0-
   Distributions to Partners                                       (1,200,000)       (1,205,000)         (310,000)
                                                                ---------------   ---------------   ---------------

           Net Cash Provided (Used)
            by Financing Activities                                (1,200,000)        1,292,862          (310,000)
                                                                ---------------   ---------------   ---------------

NET INCREASE (DECREASE)
   IN CASH AND CASH EQUIVALENTS                                        89,013          (609,615)          488,500

CASH AND CASH
   EQUIVALENTS, BEGINNING                                              67,917           677,532           189,032
                                                                ---------------   ---------------   ---------------

CASH AND CASH
   EQUIVALENTS, ENDING                                            $   156,930       $    67,917         $ 677,532
                                                                ===============   ===============   ===============


_______________

The notes to financial statements are an integral part of this statement.

                            GATEWAY 51 PARTNERSHIP
                            ----------------------
                       (A MARYLAND GENERAL PARTNERSHIP)
                       --------------------------------

                        NOTES TO FINANCIAL STATEMENTS
                        -----------------------------

                               DECEMBER 31, 1995
                               -----------------



Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization
         ------------
         Gateway 51 Partnership (A Maryland General Partnership) was formed on December 21, 1987, under the Maryland Uniform Partnership Act. The agreement was amended and restated in 1989 to reflect changes in partner ownership percentages.

         Property
         --------
         The Partnership owns 21 acres of land in Howard County, Maryland. The property has been developed with six office/research type buildings, with two placed into service in August 1994. Plans call for a seventh building with approximately 15,000 square feet of space.

         All property is recorded at cost. Information regarding the buildings is as follows:

                                                                    Occupancy
                                                         --------------------------------
             Square    Date Placed
 Building    Footage   into Service       Tenants         12/31/95   12/31/94   12/31/93
----------  --------- --------------  -----------------  ---------- ---------- ----------
    A          46,840      3/1/91         Multiple             92%        73%        71%
    B          21,991      9/1/90         AVNET               100%       100%         0%
    C          38,182     7/15/91         Multiple             76%       100%       100%
    F          35,532      2/1/92         Multiple             82%        92%        92%
   D-E         45,951      8/8/94     Columbia National       100%       100%         --
            ---------                                    ---------- ---------- ----------

              188,496                                          90%        91%        73%
            =========                                    ========== ========== ==========

           Carrying costs, operating expenses and depreciation begin as a charge against operations on the date the buildings are placed into service.

           Initial Rental Operations
           -------------------------
           As buildings became substantially complete, the Partnership recognized related revenues and expenses (including depreciation and interest) pertaining to that space. Buildings were considered substantially complete upon the earlier of the completion of substantial tenant improvements or 1 year from the completion of the building shell. Incidental rental revenue and expenses incurred prior to substantial completion were included in building costs.

                            GATEWAY 51 PARTNERSHIP
                            ----------------------
                       (A MARYLAND GENERAL PARTNERSHIP)
                       --------------------------------

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                               DECEMBER 31, 1995
                               -----------------


Note 1 - Cash and Cash Equivalents
         -------------------------
(Cont.) The Partnership considers all highly liquid debt instruments purchased with a maturity of 3 months or less to be cash equivalents.

         The majority of the Partnership's cash is held in financial institutions with insurance provided by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. Periodically during the year, the balance may have exceeded the FDIC limitation.

         Depreciation
         ------------
         Building costs and tenant improvements are being depreciated using the straight-line method over the estimated useful lives of 50 years.

         Rental Income
         -------------
         Rental income for major leases is being recognized on a straight-line basis over the terms of the leases. The excess of the rental income recognized over the amount stipulated in the lease is shown as deferred rent receivable.

         Amortization
         ------------
         Deferred costs are amortized as follows:


                                                                Amortization
                                                  Amount          Period
                                               -------------   --------------
               Organization Costs                 $   13,555      Complete
               Leasing Costs and Commissions       1,036,729    Lease Terms
                                               --------------

                                                  $1,050,284
                                               ==============

         Income Taxes
         ------------
         Partnerships, as such, are not subject to income taxes. The individual partners are required to report their respective shares of partnership income or loss and other tax items on their individual income tax returns (see Note 5).

         Capital Placement Fee
         ---------------------
         Costs incurred for arranging the Partnership's equity have been treated as a reduction of partners' capital (see Note 2).

                            GATEWAY 51 PARTNERSHIP
                            ----------------------
                       (A MARYLAND GENERAL PARTNERSHIP)
                       --------------------------------

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                               DECEMBER 31, 1995
                               -----------------


Note 2 - PARTNERS' CAPITAL

         Capital Investment
         ------------------
         New England Life Pension Properties IV (NELPP IV) and New England Pension Properties V (NEPP V) have agreed to provide equity of $14,598,000 and $6,402,000, respectively, totaling $21,000,000. During
         1994, NELPP IV and NEPP V made capital contributions of $1,753,550 and $769,543, respectively, to fund the construction and completion of Buildings D and E. As of December 31, 1995, 1994 and 1993, total capital contributions amounted to $20,267,826, $20,267,826 and $17,744,733, respectively.

         Cumulative Priority Return
         --------------------------
         NELPP IV and NEPP V are entitled to cumulative priority returns of 10.5%, compounded monthly on capital invested. The Partnership paid priority returns totaling $1,200,000, $1,205,000 and $310,000 during 1995, 1994 and 1993, respectively. As of December 31, 1995, 1994 and 1993, unpaid priority returns amounted to $5,427,949, $3,832,711 and $2,993,149, respectively.

         Capital Placement Fee
         ---------------------
         The Partnership incurred fees of $202,678 with Paine Webber Mortgage Finance, Inc. with respect to capital raised by the Partnership. This amount has been charged against partners' capital.

Note 3 - TENANT IMPROVEMENT LOANS RECEIVABLE

         The Partnership has made several tenant improvement loans to tenants. These loans require monthly principal and interest payments. Pertinent terms are as follows:


                                                                                Balance
                                                                                  Due
                                                                         ----------------------
                                    Original      Interest
                  Tenant           Loan Amount      Rate      Due Date     12/31/95    12/31/94
               --------------     -------------  ----------  ----------  ----------- -----------
               HMSS                 $    28,741    10.78%      7/1/01      $18,917     $  21,455
               Bohdan                    24,124    11.00%        ---            -0-       19,724
               Pediatric Care            16,580    12.00%      3/31/97       5,114         8,689
               HMSS                      12,310    10.78%      10/1/01       8,714         9,731
               Columbia National         47,107    15.00%        ---            -0-       47,017
                                  -------------                          ----------- -----------

                                    $   128,862                            $32,745      $106,616
                                  =============                          =========== ===========

                            GATEWAY 51 PARTNERSHIP
                            ----------------------
                       (A MARYLAND GENERAL PARTNERSHIP)
                       --------------------------------

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  -----------------------------------------

                               DECEMBER 31, 1995
                               -----------------


Note 4 - RELATED PARTY TRANSACTIONS

         Management Fees
         ---------------
         The Partnership has entered into an agreement with Manekin Corporation to act as management agent for the property. The management agreement provided for a management fee equal to 3.5% of rent and tenant expense billings during 1994 and 1993. The agreement was modified to adjust the fee to 3%, effective January 1, 1995.

         Development Fees
         ----------------
         The Partnership has entered into a development agreement with Manekin Corporation. A fee of $138,611 was incurred in 1992 and is included in building costs.

Note 5 - TAX ACCOUNTING

         Tax accounting differs from financial accounting as follows:


                                      Current Year    Prior Years      Total
                                     --------------  -------------  ------------
           Financial Income            $1,188,627      $1,500,177    $2,688,804
           Additional Depreciation       (110,994)       (418,056)     (529,050)
           Lease-Up Period Items
             Capitalized for GAAP              -0-          4,264         4,264
           Deferred Rent                   13,808         (54,888)      (41,080)
           Bad Debt Allowance             (19,260)         19,260            -0-
           Prepaid Property Taxes         (12,280)        (13,450)      (25,730)
                                     --------------  -------------  ------------

        Taxable Income                 $1,059,901      $1,037,307    $2,097,208
                                     ==============  =============  ============

Note 6 - LEASES

         The following is a schedule of future minimum lease payments to be received under noncancelable operating leases at December 31, 1995:

               Year Ending December 31, 1996    $ 1,316,589
                                        1997      1,176,845
                                        1998      1,116,297
                                        1999      1,038,834
                                        2000        411,261
                                  Thereafter      1,507,959
                                                -----------

                                                $ 6,567,785
                                                ===========

To the Partners
Gateway 51 Partnership (A Maryland General Partnership)
Columbia, Maryland


           INDEPENDENT AUDITOR'S REPORT ON SUPPLEMENTARY INFORMATION
           ---------------------------------------------------------


Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information contained on pages 12 and 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has not been subjected to the auditing procedures applied in the audits of the basic financial statements, and accordingly, we express no opinion on it.

                                 /s/ WOLPOFF & COMPANY, LLP

                                 WOLPOFF & COMPANY, LLP


Baltimore, Maryland
January 22, 1996

                              GATE 51 PARTNERSHIP
                              -------------------
                       (A MARYLAND GENERAL PARTNERSHIP)
                       --------------------------------

                        SCHEDULE OF PARTNERS' CAPITAL
                        -----------------------------

                              DECEMBER 31, 1995
                              -----------------



                                                                      M.O.R. 51
                                 New England        New England        Gateway
                                 Life Pension         Pension          Limited
                                 Properties IV      Properties V     Partnership        Total
                                ---------------   ---------------   -------------   ---------------
OWNERSHIP PERCENTAGE                 34.75%            15.25%           50.00%          100.00%
                                ===============   ===============   =============   ===============

CAPITAL CONTRIBUTIONS
  Prior Years                     $14,086,139        $6,181,687      $      -0-       $20,267,826
  Current Year                             -0-               -0-            -0-                -0-
                                ---------------   ---------------   -------------   ---------------
                                   14,086,139         6,181,687             -0-        20,267,826
                                ---------------   ---------------   -------------   ---------------

CAPITAL PLACEMENT FEE
  Prior Years                        (106,427)          (96,251)            -0-          (202,678)
  Current Year                             -0-               -0-            -0-                -0-
                                ---------------   ---------------   -------------   ---------------
                                     (106,427)          (96,251)            -0-          (202,678)
                                ---------------   ---------------   -------------   ---------------
DISTRIBUTIONS - Note 2
  Prior Years                      (3,851,455)       (1,897,438)            -0-        (5,748,893)
  Current Year                       (834,000)         (366,000)            -0-        (1,200,000)
                                ---------------   ---------------   -------------   ---------------
                                   (4,685,455)       (2,263,438)            -0-        (6,948,893)
                                ---------------   ---------------   -------------   ---------------

ACCUMULATED INCOME
  Prior Years                       1,042,625           457,552             -0-         1,500,177
  Current Year                        826,096           362,531             -0-         1,188,627
                                ---------------   ---------------   -------------   ---------------
                                    1,868,721           820,083             -0-         2,688,804
                                ---------------   ---------------   -------------   ---------------


PARTNERS' CAPITAL, 12/31/95       $11,162,978        $4,642,081      $      -0-       $15,805,059
                                ===============   ===============   =============   ===============




_______________

See Independent Auditor's Report on Supplementary Information.


                            GATEWAY 51 PARTNERSHIP
                       (A MARYLAND GENERAL PARTNERSHIP)
                       --------------------------------

          SCHEDULE OF CHANGES IN PARTNERS' CAPITAL - INCOME TAX BASIS
          -----------------------------------------------------------

                               DECEMBER 31, 1995
                               -----------------


                                                                      M.O.R. 51
                                 New England        New England        Gateway
                                 Life Pension         Pension          Limited
                                 Properties IV      Properties V     Partnership        Total
                                ---------------   ---------------   -------------   ---------------
OWNERSHIP PERCENTAGE                 34.75%            15.25%           50.00%          100.00%
                                ===============   ===============   =============   ===============

CAPITAL CONTRIBUTIONS
  Prior Years                     $14,086,139        $6,181,687      $      -0-       $20,267,826
  Current Year                             -0-               -0-            -0-                -0-
                                ---------------   ---------------   -------------   ---------------
                                   14,086,139         6,181,687             -0-        20,267,826
                                ---------------   ---------------   -------------   ---------------

CAPITAL PLACEMENT FEE
  Prior Years                        (106,427)          (96,251)            -0-          (202,678)
  Current Year                             -0-               -0-            -0-                -0-
                                ---------------   ---------------   -------------   ---------------
                                     (106,427)          (96,251)            -0-          (202,678)
                                ---------------   ---------------   -------------   ---------------
DISTRIBUTIONS - Note 2
  Prior Years                      (3,851,455)       (1,897,438)            -0-        (5,748,893)
  Current Year                       (834,000)         (366,000)            -0-        (1,200,000)
                                ---------------   ---------------   -------------   ---------------
                                   (4,685,455)       (2,263,438)            -0-        (6,948,893)
                                ---------------   ---------------   -------------   ---------------

ACCUMULATED INCOME
  Prior Years                         723,100           314,207             -0-         1,037,307
  Current Year                        736,631           323,270             -0-         1,059,901
                                ---------------   ---------------   -------------   ---------------
                                    1,459,731           637,477             -0-         2,097,208
                                ---------------   ---------------   -------------   ---------------


PARTNERS' CAPITAL, 12/31/95       $10,753,988        $4,459,475      $      -0-       $15,213,463
                                ===============   ===============   =============   ===============



______________

See Independent Auditor's Report on Supplementary Information.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NEW ENGLAND LIFE PENSION PROPERTIES IV;
                                   A REAL ESTATE LIMITED PARTNERSHIP



Date: March   11  , 1996           By:  /s/ Joseph W. O'Connor
            ------                      ----------------------
                                        Joseph W. O'Connor
                                        President of the
                                        Managing General Partner



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                     Title                        Date
      ---------                     -----                        ----


                              President, Principal
                              Executive Officer and
                              Director of the
 /s/  Joseph W. O'Connor      Managing General Partner     March   11  , 1996
---------------------------                                      ------
      Joseph W. O'Connor

                              Principal Financial and
                              Accounting Officer of the
 /s/  Daniel C. Mackowiak     Managing General Partner     March   11  , 1996
---------------------------                                      ------
      Daniel C. Mackowiak


                              Director of the
 /s/  Daniel J. Coughlin      Managing General Partner     March   11  , 1996
--------------------------                                       ------
      Daniel J. Coughlin


                              Director of the
 /s/  Peter P. Twining        Managing General Partner     March   11  , 1996
--------------------------                                       ------
      Peter P. Twining

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT                                                                    PAGE
-------
NUMBER                                                                    NUMBER
                                                                          ------

10A.       Agreement of Limited Partnership of Lee Partners, a               *
           Maryland Partnership, dated August 12, 1986, by and
           among the Registrant and Lee-Oxford Limited Partnership,
           as amended October 7, 1986.

10B.       Term Loan Agreement dated August 1, 1986 between                  *
           Lee-Oxford Limited Partnership and The Registrant,
           as amended October 7, 1986.

10C.       Promissory Note in the amount of $5,790,000 dated                 *
           August 15, 1986 given by Lee-Oxford Limited Partnership
           to the Registrant, and Allonge to Promissory Note dated
           October 7, 1986

10D.       General Partnership Interest Pledge and Security                  *
           Agreement, dated August 1, 1986, by and between
           Lee-Oxford Limited Partnership and The Registrant,
           as amended October 7, 1986.

10E.       Rancho Cucamonga No. 1 Associates Joint Venture                   *
           Agreement dated as of December 1986 by and between
           The Registrant and Vance Charles Mape III.

10F.       Rancho Road Associates Joint Venture Agreement dated              *
           as of December 29, 1986 by and between The Registrant
           and Commerce Centre Partners.

10G.       General Warranty Deed as of December 23, 1986 between             *
           Calibre Log Cabin, Ltd., and the Registrant.

10H.       Ground Lease by and between the Registrant, as Landlord           *
           and Calibre Log Cabin, Ltd., and the Registrant.

10I.       Promissory Note dated December 22, 1986 in the amount             *
           of $8,862,500 from Calibre Log Cabin, Ltd. to the
           Registrant.

10J.       Deed to Secure Debt and Security Agreement, dated as of           *
           December 23, 1986 by and between Calibre Log Cabin, Ltd.,
           as Borrower, and the Registrant, as Lender, in the amount
           of $8,862,500.

10K.       Hewson/Copley Northwest Associates Joint Venture                  *
           Agreement by and between Hewson Properties, Inc. and
           The Registrant dated as of September 15, 1986.

10L.       Term Loan Agreement between Hewson Properties, Inc.,              *
           Borrower, and the Registrant, as Lender, dated as of
           September 15, 1986.

10M.       Promissory Note dated September 15, 1986 in the amount            *
           of $3,720,000 from Hewson Properties, Inc. to the Registrant.

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT                                                                 PAGE
-------
NUMBER                                                                 NUMBER
                                                                       ------

10N.       Ground Lease, dated December 16, 1987, between the             *
           Partnership and Rouse and Associates - 101 Brandywine
           Limited Partnership ("Rouse-101").

10O.       Promissory Note, dated December 17, 1987, from                 *
           Rouse-101 to the Partnership.

10P.       Leasehold Mortgage and Security Agreement, dated as of         *
           December 16, 1987, between Rouse-101 and the Partnership.

10Q.       Ground Lease, dated December 16, 1987, between the             *
           Partnership and Rouse and Associates - 201-301 Brandywine
           Limited Partnership ("Rouse - 201-301").

10R.       Promissory Note, dated December 17, 1987, from Rouse           *
           -201-301 to the Partnership.

10S.       Leasehold Mortgage and Security Agreement, dated as of         *
           December 16, 1987, between Rouse-201-301 and the
           Partnership.

10T.       General Partnership Agreement of Gateway 51 Partnership,       *
           dated as of December 21, 1987, between M.O.R. Gateway
           51 Associates Limited Partnership and the Partnership.

10U.       General Partnership Agreement of MORF 6 Venture, dated         *
           as of December 18, 1987, between M.O.R.F. 6 Associates
           Limited Partnership and the Partnership.

10V.       Decatur Town Center II Associates Joint Venture Agreement,     *
           dated as of December 31, 1987, between Decatur Town Center
           Associates, Ltd. and the Partnership.

10W.       First Amendment to Ground Lease dated as of July 1, 1988       *
           by and between New England Mutual Life Insurance Company
           and Calibre Briar Oaks, Ltd.

10X.       First Amendment to Ground Lease dated as of July 1, 1988       *
           by and between the Registrant and Calibre Log Cabin Ltd.

10Y.       Second Priority Leasehold Deed To Secure Debt dated as         *
           of July 1, 1988 between the Registrant and Calibre Log
           Cabin, Ltd.

10Z.       Amended and Restated General Partnership Agreement             *
           Gateway 51 Partnership dated as of April 20, 1989,
           between M.O.R. Gateway 51 Associates Limited Partnership,
           New England Life Pension Properties IV; a Real Estate
           Limited Partnership and New England Pension Properties
           V; a Real Estate Limited Partnership.

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT                                                                     PAGE
-------
NUMBER                                                                     NUMBER
                                                                           ------

10AA.     First Amendment to Decatur TownCenter II Associates                 *
          Joint Venture Agreement dated as of September 15, 1989
          by and between Decatur TownCenter Associates, Ltd. and
          New England Life Pension Properties IV; a Real Estate
          Limited Partnership.

10BB.     Pledge and Security Agreement dated as of March 7,                  *
          1988 by and between Commerce Centre Partners, a California general partnership, and the Registrant.

10CC.     First Amendment to Pledge and Security Agreement dated as           *
          of November 1, 1989 by and between Commerce Centre Partners and the Registrant.

10DD.     First Amendment to Rancho Road Associates Joint Venture             *
          Agreement dated as of November 1, 1989 by and between the
          Registrant and Commerce Centre Partners.

10EE.     First Amendment to Promissory Note and Joint Venture Interest       *
          Pledge and Security Agreement dated and effective as of
          January 1, 1990 by and between Hewson Properties, Inc. and the Registrant.

10FF.     First Amendment to Hewson/Copley Northwest Associates               *
          Amended and Restated Joint Venture Agreement dated and
          effective as of January 1, 1990 by and between the
          Registrant and Hewson Properties, Inc.

10GG.     Second Allonge to Promissory Note dated March 30, 1990              *
          by and between Lee-Oxford Limited Partnership and the
          Registrant.

10HH.     Letter Agreement dated as of March 30, 1990 by and between          *
          the Registrant and Lee-Oxford Limited Partnership.

10II.     Like-Kind Exchange Contract entered into as of July 3, 1990         *
          by and between Crown American Corporation and M.O.R.F. 6
          Venture.

10JJ.     Agreement for Purchase and Sale made and entered into as            *
          of February 1, 1990 by and between Calibre Log Cabin, Ltd.
          and the Registrant.

10KK.     Assignment of Ground Lease and Limited Warranty Deed made           *
          by and entered into as of February 1, 1990 by and between
          Calibre Log Cabin, Ltd. and the Registrant.

10LL.     Warranty Bill of Sale and Assignment made by and entered            *
          into as of February 1, 1990 by and between Calibre Log
          Cabin, Ltd. and the Registrant.

10MM.     Assignment of Rents and Leases made and entered into as             *
          of February 1, 1990 by and between Calibre Log Cabin,
          Ltd. and the Registrant.

                             EXHIBIT INDEX
                            ----------------

EXHIBIT                                                                                    PAGE
-------
NUMBER                                                                              NUMBER
                                                                                    ------
10NN.     Allonge to Promissory Note dated May 1, 1992, by and between Lee-
          Oxford Partnership and the Registrant.                                       *

10OO.     Purchase and Sale Agreement and Escrow Instructions by and between
          Rancho Cucamonga No. 1 Associates, a California general partnership          *
          and APT- Cabot California, Inc., a Delaware corporation dated as of
          November 30, 1994.

10PP.     Amended and Restated Joint Venture Agreement of Rancho Road
          Associates between New England Life Pension Properties IV, a Real Estate Limited Partnership and Commerce Centre Partners dated January 1, 1995.


10QQ.     Fourth Amendment to Decatur TownCenter II Associates Joint Venture
          Agreement dated as of August 15, 1995 between Decatur TownCenter
          Associates LTD., and the Registrant.




____________________________________________________________________
* Previously filed and incorporated herein by reference