Form 10-Q
period 1996-03-31
NEW ENGLAND LIFE PENSION PROPERTIES IV
filed 1996-05-13
CIK 779742

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

For Quarter Ended March 31, 1996        Commission File Number 0-15429


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



- -----------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report

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

                                    FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 1996

                                     PART I

                              FINANCIAL INFORMATION
                             ----------------------

BALANCE SHEET
(Unaudited)

                              March 31, 1996  December 31, 1995
                              --------------  -----------------

ASSETS
Real estate investments:
  Joint ventures               $40,897,802   $40,466,827
  Property, net                 12,021,848   12,108,290
                                -----------   ----------
                                52,919,650   52,575,117


Cash and cash equivalents        3,222,859    4,051,999
Short-term investments           3,556,520    3,364,539
                                -----------  -----------
                               $59,699,029   $59,991,655
                                ===========  ===========



LIABILITIES AND PARTNERS' CAPITAL

Accounts payable               $    77,812   $  129,043
Accrued management fee              61,449       61,449
Deferred management and
  disposition fees               2,868,353    2,806,904
                               ------------  -----------
Total liabilities                3,007,614    2,997,396
                                -----------  -----------

Partners' capital (deficit):
  Limited partners ($863
     per unit; 120,000 units
     authorized, 94,997 units
     issued and outstanding)    56,849,145   57,148,961
  General partners                (157,730)    (154,702)
                                -----------  -----------
Total partners' capital         56,691,415   56,994,259
                                -----------  -----------

                               $59,699,029   $59,991,655
                                ===========  ============

                (See accompanying notes to financial statements)

STATEMENT OF OPERATIONS
(Unaudited)

                               Quarter Ended March 31,
                             ---------------------------
                                  1996          1995
                               ----------    ---------

INVESTMENT ACTIVITY
Property rentals               $   576,931   $    557,340
Property operating expenses       (135,021)      (126,320)
Depreciation and amortization     (123,661)      (148,985)
                                -----------    -----------
                                   318,249        282,035

Joint venture earnings             752,603        935,283
Amortization                        (4,844)        (4,845)
                                -----------    -----------

  Total real estate operations   1,066,008      1,212,473

Interest on cash equivalents
  and short term investments        85,291        131,827
                                -----------    -----------
  Total investment activity      1,151,299      1,344,300
                                -----------    -----------

Portfolio Expenses

Management fee                     122,898        201,857
General and administrative          88,607         85,232
                                -----------    -----------
                                   211,505        287,089
                                -----------    -----------


Net Income                     $   939,794   $  1,057,211
                                ===========    ===========

Net income per limited
  partnership unit             $      9.79   $      11.02
                                ===========    ===========

Cash distributions per
  limited partnership unit     $     12.95   $      68.77
                                ===========    ===========

Number of limited partnership
  units outstanding during
  the period                        94,997         94,997
                                ===========    ===========

                (See accompanying notes to financial statements)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                        Quarter Ended March 31,
                ---------------------------------------
                       1996                    1995
                    ---------               ---------

                General    Limited     General     Limited
                Partners   Partners    Partners    Partners
               ---------  ---------   ---------   ---------

Balance at
beginning of
period         $(154,702) $ 57,148,961  $(135,355) $64,289,145


Cash
distributions   (12,426)    (1,230,212)   (13,213)  (6,532,944)


Net income        9,398        930,396     10,572    1,046,639
               ---------    ----------   ---------   ----------


Balance at
end of period  $(157,730)  $56,849,145  $(137,996) $58,802,840
               =========    ==========  ==========  ===========

                (See accompanying notes to financial statements)

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)

                                        Quarter Ended March 31,
                                        ------------------------
                                           1996         1995
                                         --------     --------

Net cash provided by operating
  activities                           $   617,192   $   924,822
                                        -----------   -----------

Cash flows from investing activity:
  Decrease (increase) in short-term
     investments, net                     (203,694)      408,847
                                        -----------   -----------
       Net cash provided by (used in)
       investing activities               (203,694)      408,847
                                        -----------   -----------

Cash flows from financing activity:
  Distributions to partners             (1,242,638)   (6,546,157)
                                        -----------   -----------

       Net decrease in
       cash and cash equivalents          (829,140)   (5,212,488)

Cash and cash equivalents:
  Beginning of period                    4,051,999    12,370,267
                                        -----------   -----------

  End of period                        $ 3,222,859   $ 7,157,779
                                        ===========   ===========

Non-cash transaction:

Effective January 1, 1995, the Partnership's joint venture investment in Palms Business Center was converted to a wholly-owned property. The carrying value of this investment at conversion was $12,519,961.

                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1996 and December 31, 1995 and the results of its operations, its cash flows and changes in partners' capital (deficit) for the interim periods ended March 31, 1996 and 1995. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1995 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
- ----------------------------------

     New England Life Pension Properties IV; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other organizations intended to be exempt from federal income tax. The Partnership commenced operations in May, 1986 and acquired the six real estate investments it currently owns prior to the end of 1987. It intends to dispose of the investments within twelve years of their acquisition, and then liquidate; however, the managing general partner could extend the investment period if it is considered to be in the best interest of the limited partners.

NOTE 2 - REAL ESTATE JOINT VENTURES
- -----------------------------------

     In the second quarter of 1995, the Palms Business Center investment was converted to a wholly-owned property for financial reporting purposes effective January 1, 1995. Accordingly, amounts previously reported as joint venture earnings in the first quarter of 1995 have been reclassified in the Statement of Operations. This reclassification had no impact on the Partnership's operating results.

     The following summarized financial information is presented in the aggregate for the Partnership's joint ventures:

                             Assets and Liabilities
                             ----------------------

                                 March 31, 1996 December 31, 1995
                                 -------------- -----------------

Assets
     Real property, at cost less
        accumulated depreciation
        of $10,988,812 and
        $10,623,335, respectively   $41,127,635  $41,201,074
     Other                           1,833,190     1,224,883
                                    -----------   ----------
                                    42,960,825    42,425,957

Liabilities                            507,439       314,534
                                    -----------   ----------

Net Assets                          $42,453,386  $42,111,423
                                     ==========   ==========

                              Results of Operations

                                    Quarter ended March 31,
                                    -----------------------
                                      1996          1995
                                      ----          ----
Revenue
     Rental income                 $ 1,884,860  $   2,033,342
     Other income                       25,271         25,963
                                   -----------    -----------
                                     1,910,131      2,059,305
                                   -----------    -----------

Expenses
     Operating expenses                699,287        597,409
     Depreciation and amortization     371,053        437,296
                                   -----------    -----------
                                     1,070,340      1,034,705
                                   -----------    -----------

Net income                         $   839,791  $   1,024,600
                                   ============   ===========

     Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to one joint venture) its affiliate on behalf of their various financing arrangements with the joint ventures.


NOTE 3 - PROPERTY
- -----------------

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

     The following is a summary of the Partnership's investment:

                                   March 31, 1996 December 31, 1995
                                   -------------- -----------------
     Land                           $ 3,072,333    $  3,072,333
     Buildings and improvements
       and other capitalized costs    9,763,524       9,780,823
     Accumulated depreciation and
       amortization                    (542,081)       (444,790)
     Payable to venture partner        (230,000)       (230,000)
     Net operating liabilities          (41,928)        (70,076)
                                    ------------    ------------
                                    $12,021,848    $ 12,108,290
                                    ============     ===========

     The buildings and improvements are being depreciated over 25 years, beginning January 1, 1995.

NOTE 4 - SUBSEQUENT EVENT
- -------------------------

     Distributions of cash from operations relating to the quarter ended March 31, 1996 were made on April 25, 1996 in the aggregate amount of $1,242,638 ($12.95 per limited partnership unit).

Management's Discussion and Analysis of Financial Condition and
- ---------------------------------------------------------------
Results of Operations
- ---------------------

Liquidity and Capital Resources
- -------------------------------

     The Partnership completed its offering of units of limited partnership interest in December, 1986. A total of 94,997 units were sold. The Partnership received proceeds of $85,677,259, net of selling commissions and other offering costs, which have been invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. The Partnership made nine real estate investments. Three investments have been sold; one each in 1988, 1993 and 1994. As a result of the sales, capital of $13,014,589 has been returned to the limited partners through March 31, 1996.

     At March 31, 1996, the Partnership had $6,779,379 in cash, cash equivalents and short-term investments, of which $1,242,638 was used for cash distributions to partners on April 25, 1996; the remainder will primarily be used for working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and short-term investments. On January 26, 1995, the Partnership made a capital distribution of $55 per limited partnership unit ($5,224,835) from the proceeds of the Rancho Cucamonga sale in 1994 which reduced the adjusted capital contribution from $918 to $863 per unit. Distributions of cash from operations for the first quarter of 1996 were at the annualized rate of 6% on the adjusted capital contribution. Distributions of cash from operations relating to the first quarter of 1995 were made at the annualized rate of 6% on the weighted average adjusted capital contribution. In addition to the operating distribution made for the first quarter of 1995, a special distribution totaling $776,289 ($8.09 per limited partnership unit) was made which was attributable to a discretionary reduction of cash reserves which had previously accumulated from operating activities. Since the total quarterly distribution exceeded the rate of 2%, previously deferred management fees to the advisor were paid in the amount of $175,374 or 50% of the excess distribution. The managing general partner will continue to evaluate reserve levels in the context of the Partnership's investment objectives.

     The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At March 31, 1996, certain appraised values exceeded the related carrying values by an aggregate of $9,200,000 and certain appraised values were less than their related carrying values by an aggregate of $1,600,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations
- ---------------------

     Five of the investments currently in the portfolio are structured as joint ventures with real estate development/management firms. Effective January 1, 1995, the Palms Business Center joint venture was restructured to grant the Partnership control over management decisions and the investment has been accounted for as a wholly-owned property since that date. Discussions to restructure the Reflections Apartments joint venture to gain control over management decisions are in process; however, there can be no assurance that this transaction will be completed. Effective January 1, 1996, the Metro Business Center joint venture agreement was amended to grant the Partnership greater control over management decisions, except that it does not have the authority to unilaterally offer the property for sale prior to July 1, 1996.

Operating Factors

     Overall occupancy at Columbia Gateway Corporate Park remained at 92% during the first quarter of 1996, consistent with March 31, 1995. The carrying value of this investment was reduced to estimated net realizable value in 1993.

     Occupancy at Reflections Apartments ended the first quarter of 1996 at 96%, and has been in the mid-90% range since March 31, 1995. Although the Fort Myers apartment market remains competitive, rental rates have improved.

     Occupancy at Metro Business Center at March 31, 1996 was at 91%, down from 98% at March 31, 1995. Rental rates in Phoenix continue to increase as the market remains strong. However, this property faces leasing exposure during the remainder of 1996 as leases for 28% of the space are due to expire.

     Leasing at Decatur TownCenter II remained at 98% at March 31, 1996, down from 100% at March 31, 1995.

     Occupancy at Palms Business Center was 95% at March 31, 1996, down from 96% and 97% at December 31, 1995 and March 31, 1995, respectively. Rental rates in Las Vegas have increased significantly over the past 12 months and further increases are anticipated as the market remains strong.

     Leasing at 270 Technology Center remained at 98% at March 31, 1996, down slightly from 100% at March 31, 1995. Over the remainder of 1996, leases for approximately one-third of the space are due to expire, and leases for 53% of the space are due to expire in 1997.

Investment Activity

     Interest on cash equivalents and short-term investments decreased between the first quarter of 1995 and 1996 due to the temporary investment of proceeds from the Rancho Cucamonga sale.

     Real estate operating activity for the first quarter of 1996 was $1,066,008 and $1,212,473 for the comparable quarter of 1995. The 1995 amount includes a lease termination fee of $204,813 from a tenant at Decatur TownCenter II. Real estate operating activity otherwise increased approximately 6% due primarily to an increase in net operating income from 270 Technology Center of approximately $66,000 as a result of receipt of past due rent from a former tenant. Net operating income at Decatur TownCenter II declined due to occupancy, and the remainder of the Partnership properties was relatively unchanged.

     Operating cash flow decreased $307,630 or 33% between the first quarter of 1996 and 1995. The change primarily stems from discretionary adjustments to cash reserve levels made by joint ventures. Subsequent to the first quarter of 1996, Decatur TownCenter II distributed $100,000 of these excess reserves. Both Metro Business Center and Reflections Apartments reduced cash reserves during 1995 and, therefore, increased cash flow during the first quarter of 1995. Operating cash flow from the remainder of the Partnership's investments was consistent with the change in operating results.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

     The management fee decreased between the quarters ended March 31, 1995 and 1996 due to an decrease in distributable cash flow from operations. The decrease is primarily attributable to the discretionary reduction in the Partnership's cash reserves noted previously. General and administrative expenses did not change significantly between the respective quarters.

                     NEW ENGLAND LIFE PENSION PROPERTIES IV;
                        A REAL ESTATE LIMITED PARTNERSHIP

                                    FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 1996

                                     PART II

                                OTHER INFORMATION
                               -------------------



     Item 6. Exhibits and Reports on Form 8-K

                  a.   Exhibits:   None.

                  b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended March 31, 1996.

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


                             NEW ENGLAND LIFE PENSION PROPERTIES IV;
                             A REAL ESTATE LIMITED PARTNERSHIP
                             (Registrant)



May 13, 1996
                             /s/ Peter P. Twining
                             -------------------------------
                               Peter P. Twining
                               Managing Director and General Counsel
                               of Managing General Partner,
                               Fourth Copley Corp.



May 13, 1996
                            /s/ Daniel C. Mackowiak
                            --------------------------------
                              Daniel C. Mackowiak
                              Principal Financial and Accounting
                              Officer of Managing General Partner,
                              Fourth Copley Corp.