Form 10-Q
period 1996-06-30
NEW ENGLAND LIFE PENSION PROPERTIES IV
filed 1996-08-14
CIK 779742

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

For Quarter Ended June 30, 1996         Commission File Number 0-15429


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

                                    FORM 10-Q

                         FOR QUARTER ENDED JUNE 30, 1996

                                     PART I

                              FINANCIAL INFORMATION
                             -----------------------

BALANCE SHEET
(Unaudited)

                                    June 30, 1996   December 31, 1995
                                    --------------  -----------------

ASSETS
Real estate investments:
  Joint ventures                     $ 29,941,659     $ 40,466,827
  Property, net                        22,172,897       12,108,290
                                      ------------     ------------
                                       52,114,556       52,575,117


Cash and cash equivalents               4,357,886        4,051,999
Short-term investments                  2,938,849        3,364,539
                                      ------------     ------------
                                     $ 59,411,291     $ 59,991,655
                                      ============     ============



LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                     $     86,152     $    129,043
Accrued management fee                     61,449           61,449
Deferred management and
  disposition fees                      2,929,802        2,806,904
                                      ------------     ------------
Total liabilities                       3,077,403        2,997,396
                                      ------------     ------------

Partners' capital (deficit):
  Limited partners ($863
     per unit; 120,000 units
     authorized, 94,997 units
     issued and outstanding)           56,495,193       57,148,961
  General partners                       (161,305)        (154,702)
                                      ------------     ------------
Total partners' capital                56,333,888       56,994,259
                                      ------------     ------------

                                     $ 59,411,291     $ 59,991,655
                                      ============     ============

                (See accompanying notes to financial statements)

STATEMENT OF OPERATIONS
(Unaudited)

                                    Quarter Ended     Six Months Ended  Quarter Ended  Six Months Ended
                                    June 30, 1996      June 30, 1996    June 30, 1995   June 30, 1995
                                    -------------     ----------------  -------------  ---------------

INVESTMENT ACTIVITY
Property rentals                     $ 1,087,901      $ 1,664,832      $   621,520     $  1,178,860
Property operating expenses             (398,418)        (533,439)        (166,147)        (292,467)
Depreciation and amortization           (211,296)        (334,957)         (97,291)        (250,208)
                                     ------------     ------------     ------------     ------------
                                         478,187          796,436          358,082          636,185

Joint venture earnings                   534,164        1,286,767          753,011        1,688,294
Amortization                              (3,294)          (8,138)          (4,844)          (9,689)
                                     ------------     ------------      -----------     ------------

  Total real estate operations         1,009,057        2,075,065        1,106,249        2,314,790

Interest on cash equivalents
  and short term investments              85,749          171,040          104,775          236,602
                                     ------------     ------------      -----------     ------------
  Total investment activity            1,094,806        2,246,105        1,211,024        2,551,392
                                     ------------     ------------      -----------     ------------

Portfolio Expenses

Management fee                           122,898          245,796          122,898          324,755
General and administrative                86,799          175,406           87,059          172,291
                                     ------------     ------------      -----------     ------------
                                         209,697          421,202          209,957          497,046
                                     ------------     ------------      -----------     ------------


Net Income                           $   885,109      $ 1,824,903      $ 1,001,067     $  2,054,346
                                     ============     ============      ===========     ============

Net income per limited
  partnership unit                   $      9.23      $     19.02      $     10.43     $      21.41
                                     ============     ============      ===========     ============

Cash distributions per
  limited partnership unit           $     12.95      $     25.90      $     21.27            90.04
                                     ============     ============      ===========     ============

Number of limited partnership
  units outstanding during
  the period                              94,997           94,997           94,997           94,997
                                     ============     ============      ===========     ============

                (See accompanying notes to financial statements)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                  Quarter Ended            Six Months Ended            Quarter Ended            Six Months Ended
                  June 30, 1996             June 30, 1996              June 30, 1995             June 30, 1995
               --------------------     ---------------------       --------------------      -------------------

                General    Limited       General     Limited        General     Limited         General    Limited
                Partners   Partners      Partners    Partners       Partners    Partners        Partners   Partners
               ---------  ---------     ---------   ---------      ---------   ---------       ---------  ---------

Balance at
beginning of
period         $(157,730) $56,849,146    $(154,702)  $ 57,148,961   $(138,036)   $58,798,948    $(135,355)  $ 64,289,145


Cash
distributions   (12,426)   (1,230,211)     (24,852)    (2,460,422)    (20,410)    (2,020,586)     (33,623)    (8,553,530)


Net income        8,851       876,258       18,249      1,806,654      10,011        991,056       20,543      2,033,803
               ---------     ---------     --------     ----------    --------     ----------    ---------     ----------


Balance at
end of period  $(161,305) $56,495,193    $(161,305)  $ 56,495,193   $(148,435)   $57,769,418    $(148,435)  $ 57,769,418
               =========   ==========     ========    ===========   =========     ==========    =========     ==========

                (See accompanying notes to financial statements)

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)

                                           Six Months Ended June 30,
                                            ------------------------
                                              1996           1995
                                            --------       --------

Net cash provided by operating
  activities                             $  2,380,583     $ 2,667,029
                                          ------------     -----------

Cash flows from investing activities:
  Investment in property                        -             (52,406)
  Decrease in short-term
     investments, net                         410,578         328,063
                                          ------------     -----------
        Net cash provided by
        investing activities                  410,578         275,657
                                          ------------     -----------

Cash flows from financing activity:
  Distributions to partners                (2,485,274)     (8,587,153)
                                          ------------     -----------

        Net increase (decrease) in
        cash and cash equivalents             305,887      (5,644,467)

Cash and cash equivalents:
  Beginning of period                       4,051,999      12,370,267
                                          ------------     -----------

  End of period                          $  4,357,886     $ 6,725,800
                                          ============     ===========

Non-cash transactions:

Effective January 1, 1995, the Partnership's joint venture investment in Palms Business Center was converted to a wholly-owned property. The carrying value of this investment at conversion was $12,519,961. Effective April 1, 1996, the Partnership's joint venture investment in Reflections Apartments was converted to a wholly-owned property. The carrying value of this investment at conversion was $10,469,514.

                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1996 and December 31, 1995 and the results of its operations, its cash flows and changes in partners' capital (deficit) for the interim periods ended June 30, 1996 and 1995. These adjustments are of a normal recurring nature.

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

     The Reflections Apartments joint venture was restructured to a wholly-owned property for financial reporting purposes effective April 1, 1996.

     The following summarized financial information is presented in the aggregate for the Partnership's joint ventures:

                             Assets and Liabilities
                             ----------------------

                                       June 30, 1996    December 31, 1995
                                       --------------   -----------------

Assets
     Real property, at cost less
        accumulated depreciation
        of $7,918,974 and
        $10,623,335, respectively       $  31,719,958     $ 41,201,074
     Other                                  1,465,564        1,224,883
                                          ------------    -------------
                                           33,185,522       42,425,957

Liabilities                                   385,035          314,534
                                          ------------    -------------

Net Assets                              $  32,800,487     $ 42,111,423
                                           ===========     ============

                              Results of Operations

                                        Six Months ended June 30,
                                         -----------------------
                                            1996             1995
                                            ----             ----
Revenue
     Rental income                    $  3,181,622     $   3,871,198
     Other income                           27,411            72,941
                                       ------------     -------------
                                         3,209,033         3,944,139
                                       ------------     -------------

Expenses
     Operating expenses                  1,157,832         1,201,327
     Depreciation and amortization         584,122           874,597
                                       ------------     -------------
                                         1,741,954         2,075,924
                                       ------------     -------------

Net income                            $  1,467,079     $   1,868,215
                                      =============     =============

     Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to one joint venture) its affiliate on behalf of their various financing arrangements with the joint ventures.


NOTE 3 - PROPERTY
- -----------------

     In the second quarter of 1995, the Palms Business Center joint venture was restructured, giving the Partnership control over management decisions. Since January 1, 1995, the investment has been accounted for as a wholly-owned property. The carrying value of the joint venture investment at conversion was allocated to land, building and improvements, amount payable to venture partner and other net operating liabilities.
The venture partner will receive 40% of the excess cash flow above a specified level until the initial obligation of $360,000 is repaid in full.

     In the second quarter of 1996, the Reflections Apartments joint venture was restructured, giving the Partnership control over management decisions. Since April 1, 1996, the investment has been accounted for as a wholly-owned property. At the time of restructuring, the carrying value of the joint venture investment was allocated to land, building and other net operating assets. As part of the restructuring, the Partnership received $250,000 from its joint venture partner. Upon the Partnership's receipt of an additional $400,000 from the joint venture partner, an affiliate of the joint venture partner will be released from its guarantee of a loan from the Partnership to the joint venture partner. The guarantee payment has been accounted for as a reduction of previously accrued investment income.

     The following is a summary of the Partnership's investments in property:

                                     June 30, 1996    December 31, 1995
                                    --------------    -----------------
     Land                             $  4,643,506     $  3,072,333
     Buildings and improvements
       and other capitalized costs      18,434,136        9,780,823
     Accumulated depreciation and
       amortization                       (728,405)        (444,790)
     Payable to venture partner           (230,000)        (230,000)
     Net operating assets
       (liabilities)                        53,660          (70,076)
                                        -----------     ------------
                                      $ 22,172,897     $ 12,108,290
                                        ===========     ============

     The buildings and improvements are being depreciated over 25 years, beginning January 1, 1995 for Palms Business Center and April 1, 1996 for Reflections Apartments.

NOTE 4 - SUBSEQUENT EVENT
- -------------------------

     Distributions of cash from operations relating to the quarter ended June 30, 1996 were made on July 25, 1996 in the aggregate amount of $1,242,638 ($12.95 per limited partnership unit).

Management's Discussion and Analysis of Financial Condition and
- ---------------------------------------------------------------
Results of Operations
- ---------------------

Liquidity and Capital Resources
- -------------------------------

     The Partnership completed its offering of units of limited partnership interest in December, 1986. A total of 94,997 units were sold. The Partnership received proceeds of $85,677,259, net of selling commissions and other offering costs, which have been invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. The Partnership made nine real estate investments. Three investments have been sold; one each in 1988, 1993 and 1994. As a result of the sales, capital of $13,014,589 has been returned to the limited partners through June 30, 1996.

     At June 30, 1996, the Partnership had $7,296,735 in cash, cash equivalents and short-term investments, of which $1,242,638 was used for cash distributions to partners on July 25, 1996; the remainder will primarily be used for working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and short-term investments. On January 26, 1995, the Partnership made a capital distribution of $55 per limited partnership unit ($5,224,835) from the proceeds of the Rancho Cucamonga sale in 1994 which reduced the adjusted capital contribution from $918 to $863 per unit. Distributions of cash from operations for the first and second quarters of 1996 were at the annualized rate of 6% on the adjusted capital contribution. Distributions of cash from operations relating to the first and second quarters of 1995 were made at the annualized rate of 6% on the weighted average adjusted capital contribution. In addition to the operating distribution made for the first quarter of 1995, a special distribution totaling $776,289 ($8.09 per limited partnership unit) was made which was attributable to a discretionary reduction of cash reserves which had previously accumulated from operating activities. Since the total quarterly distribution exceeded the rate of 2%, previously deferred management fees to the advisor in the amount of $175,374 or 50% of the excess distribution became currently payable. The managing general partner will continue to evaluate reserve levels in the context of the Partnership's investment objectives.

     The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At June 30, 1996, certain appraised values exceeded the related carrying values by an aggregate of $10,600,000 and certain appraised values were less than their related carrying values by an aggregate of $1,300,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations
- ---------------------

     Four of the investments currently in the portfolio are structured as joint ventures with real estate development/management firms. Effective January 1, 1995, and April 1, 1996, respectively, the Palms Business Center and Reflections Apartments joint ventures were restructured and the investments have been accounted for as wholly-owned properties since these dates. The Partnership now has control over management decisions for these properties. Effective January 1, 1996, the Metro Business Center joint venture agreement was amended to grant the Partnership greater control over management decisions, except that it did not have the authority to unilaterally offer the property for sale prior to July 1, 1996.

Operating Factors

     Overall occupancy at Columbia Gateway Corporate Park remained at 92% during the second quarter of 1996, consistent with June 30, 1995. The carrying value of this investment was reduced to estimated net realizable value in 1993.

     Occupancy at Reflections Apartments ended the second quarter of 1996 at 93%, and has been in the mid-90% range since June 30, 1995. Although the Fort Myers apartment market remains competitive, rental rates have improved.

     Occupancy at Metro Business Center at June 30, 1996 was at 91%, down from 98% at June 30, 1995. Leases for 17% of the space are due to expire during the remainder of 1996. This area of Phoenix is experiencing slow leasing activity.

     Leasing at Decatur TownCenter II remained at 98% at June 30, 1996, consistent with June 30, 1995. The Partnership is currently negotiating the sale of the property, which is contingent on the buyer's obtaining suitable financing.

     Occupancy at Palms Business Center was 97% at June 30, 1996, up from 95% at March 31, 1996 but down from 99% at June 30, 1995. Rental rates in Las Vegas have increased over the past year and further increases are anticipated as the market remains strong.

     Leasing at 270 Technology Center decreased to 90% at June 30, 1996, down from 98% at March 31, 1996 and down from 100% at June 30, 1995. Over the remainder of 1996, leases for approximately 17% of the space are due to expire. Leases for half of the space are due to expire in 1997.

Investment Activity

     Interest on cash equivalents and short-term investments decreased between the first six-month periods of 1995 and 1996 due to the temporary investment of proceeds from the Rancho Cucamonga sale in 1995.

     Real estate operating activity for the first six months of 1996 was $2,075,065 and $2,314,790 for the comparable six months of 1995. The 1996 amount includes $90,000 of income which was received by 270 Technology Center from a former tenant in bankruptcy. The 1995 amount includes a lease termination fee $205,000 from a tenant at Decatur TownCenter II. Real estate operating activity otherwise decreased approximately 6% due primarily to operating results at Reflections due to higher maintenance expenses and at 270 Technology Center due to vacancy.

     Operating cash flow in 1996 includes $250,000 received pursuant to a loan guarantee from one of the Partnership's joint venture partners, relating to previously accrued investment income. Operating cash flow in 1995 was reduced by the payment of previously deferred management fees of $74,000. Exclusive of these items, operating cash flow decreased $611,000 between the first six-month periods of 1996 and 1995. The change primarily stems from the change in Partnership operating results, together with the timing of cash distributions from certain joint ventures and increases in property working capital.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

     The management fee decreased between the first six-month periods of 1996 and 1995 due to a decrease in distributable cash flow from operations. This decrease is primarily attributable to the discretionary reduction in the Partnership's cash reserves in 1995 noted previously. General and administrative expenses did not change significantly between the respective six-month periods.

                     NEW ENGLAND LIFE PENSION PROPERTIES IV;
                        A REAL ESTATE LIMITED PARTNERSHIP

                                    FORM 10-Q

                         FOR QUARTER ENDED JUNE 30, 1996

                                     PART II

                                OTHER INFORMATION
                               -------------------



     Item 6. Exhibits and Reports on Form 8-K

                  a.   Exhibits:   None.

                  b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended June 30, 1996.

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


                             NEW ENGLAND LIFE PENSION PROPERTIES IV;
                             A REAL ESTATE LIMITED PARTNERSHIP
                             (Registrant)



August 13, 1996
                             /s/ Peter P. Twining
                             -------------------------------
                               Peter P. Twining
                               Managing Director and General Counsel
                               of Managing General Partner,
                               Fourth Copley Corp.



August 13, 1996
                            /s/ Daniel C. Mackowiak
                            --------------------------------
                              Daniel C. Mackowiak
                              Principal Financial and Accounting
                              Officer of Managing General Partner,
                              Fourth Copley Corp.