Form 10-Q
period 1996-09-30
NEW ENGLAND LIFE PENSION PROPERTIES IV
filed 1996-11-14
CIK 779742

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                  ------------
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         ---------------------------------------------------------------

For Quarter Ended September 30, 1996    Commission File Number 0-15429


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



-------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report

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

                                    FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 1996

                                     PART I

                              FINANCIAL INFORMATION
                             ----------------------

BALANCE SHEET
(Unaudited)

                                 September 30, 1996   December 31, 1995
                                 ------------------   -----------------

ASSETS
Real estate investments:
   Joint ventures                      $  23,939,663    $  40,466,827
   Property, net                          27,200,552       12,108,290
                                         ------------     ------------
                                          51,140,215       52,575,117


Cash and cash equivalents                  5,035,422        4,051,999
Short-term investments                     3,137,492        3,364,539
                                         ------------     ------------
                                       $  59,313,129    $  59,991,655
                                         ============     ============



LIABILITIES AND PARTNERS' CAPITAL

Deposit from property sale             $      59,000            --
Accounts payable                              59,363    $     129,043
Accrued management fee                        61,449           61,449
Deferred management and disposition
  fees                                     3,052,700        2,806,904
                                         ------------     ------------
Total liabilities                          3,232,512        2,997,396
                                         ------------     ------------

Partners' capital (deficit):
   Limited partners ($863
     per unit; 120,000 units
     authorized, 94,997 units
     issued and outstanding)              56,244,454       57,148,961
   General partners                         (163,837)        (154,702)
                                         ------------     ------------
Total partners' capital                   56,080,617       56,994,259
                                         ------------     ------------

                                       $  59,313,129    $  59,991,655
                                         ============     ============

                (See accompanying notes to financial statements)

STATEMENT OF OPERATIONS
(Unaudited)

                                        Quarter Ended      Nine Months Ended          Quarter Ended        Nine Months Ended
                                      September 30, 1996   September 30, 1996       September 30, 1995     September 30, 1995
                                      ------------------   ------------------      -------------------     ------------------

INVESTMENT ACTIVITY
Property rentals                         $   1,316,886         $  2,981,718          $      599,703           $  1,778,563
Property operating expenses                   (506,798)          (1,040,237)               (132,005)              (424,472)
Depreciation and amortization                 (240,429)            (575,386)                (97,291)              (347,499)
                                         ---------------       ---------------       ----------------         ---------------
                                               569,659            1,366,095                 370,407              1,006,592

Joint venture earnings                         536,560            1,823,327                 694,903              2,383,197
Amortization                                    (2,292)             (10,430)                 (4,844)               (14,533)
                                         ---------------       ---------------       ----------------         ---------------

   Total real estate operations              1,103,927            3,178,992               1,060,466              3,375,256

Interest on cash equivalents
  and short term investments                    90,990              262,030                 100,151                336,753
                                         ---------------       ---------------       ----------------         ---------------
   Total investment activity                 1,194,917            3,441,022               1,160,617              3,712,009
                                         ---------------       ---------------       ----------------         ---------------

Portfolio Expenses

Management fee                                 122,899              368,695                 122,898                447,653
General and administrative                      82,649              258,055                  91,002                263,293
                                         ---------------       ---------------       ----------------         ---------------
                                               205,548              626,750                 213,900                710,946
                                         ---------------       ---------------       ----------------         ----------------



Net Income                               $     989,369         $  2,814,272          $      946,717           $  3,001,063
                                         ===============       ===============       ================         ===============

Net income per limited partnership
  unit                                   $       10.31         $      29.33          $         9.87           $      31.28
                                         ===============       ===============       ================         ===============

Cash distributions per
  limited partnership unit               $       12.95         $      38.85          $        12.95           $     102.99
                                         ===============       ===============       ================         ===============

Number of limited partnership
  units outstanding during the period           94,997               94,997                  94,997                 94,997
                                         ===============       ===============       ================         ===============

                (See accompanying notes to financial statements)


STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Deficit)
(Unaudited)

                     Quarter Ended            Nine Months Ended               Quarter Ended               Nine Months Ended
                   September 30, 1996         September 30, 1996            September 30, 1995            September 30, 1995
                  -------------------        -------------------           -------------------            ------------------

                 General       Limited       General     Limited          General        Limited        General       Limited
                 Partners      Partners      Partners    Partners         Partners       Partners       Partners      Partners
                ---------     ---------     ---------   ---------        ---------      ---------      ---------     ---------

Balance at
beginning of
period          $ (161,305)  $ 56,495,191   $ (154,702) $  57,148,961    $ (148,435)  $  57,769,418   $  (135,355)  $ 64,289,145


Cash
distributions      (12,426)    (1,230,212)     (37,278)    (3,690,636)      (12,426)     (1,230,212)      (46,049)    (9,783,742)


Net income           9,894        979,475       28,143      2,786,129         9,467         937,250        30,010      2,971,053
                  ---------     ----------    ---------    -----------     ---------      ----------    ----------    -----------


Balance at
end of period   $ (163,837)  $ 56,244,454   $ (163,837) $  56,244,454    $ (151,394)  $  57,476,456   $  (151,394)  $ 57,476,456
                 ==========    ===========     ========   ============    ==========    ============    ==========    ===========

                (See accompanying notes to financial statements)

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)

                                        Nine Months Ended September 30,
                                        --------------------------------
                                              1996            1995
                                        --------------------------------

Net cash provided by operating
  activities                              $  3,972,317   $   3,823,109
                                           ------------    ------------

Cash flows from investing activities:
  Deposit from property sale                    59,000           --
  Loan repayment by joint
     venture partner                           263,000           --
  Investment in property                         --            (73,175)
  Decrease (increase) in short-term
     investments, net                          417,020      (2,163,062)
                                           ------------    ------------
        Net cash provided by (used in)
        investing activities                   739,020      (2,236,237)
                                           ------------    ------------

Cash flows from financing activity:
  Distributions to partners                 (3,727,914)     (9,829,791)
                                           ------------    ------------

        Net increase (decrease) in
        cash and cash equivalents              983,423      (8,242,919)

Cash and cash equivalents:
  Beginning of period                        4,051,999      12,370,267
                                           ------------    ------------

  End of period                           $  5,035,422   $   4,127,348
                                           ============    ============

Non-cash transactions:

Effective January 1, 1995, the Partnership's joint venture investment in Palms Business Center was converted to a wholly-owned property. The carrying value of this investment at conversion was $12,519,961. Effective April 1, 1996, the Partnership's joint venture investment in Reflections Apartments was converted to a wholly-owned property. The carrying value of this investment at conversion was $10,469,514. Effective July 1, 1996, the Partnership's joint venture investment in Metro Business Center was converted to a wholly-owned property. The carrying value of this investment at conversion was $5,889,265.

                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1996 and December 31, 1995 and the results of its operations, its cash flows and changes in partners' capital (deficit) for the interim periods ended September 30, 1996 and 1995. These adjustments are of a normal recurring nature.

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

NOTE 2 - REAL ESTATE JOINT VENTURES
-----------------------------------

     The Palms Business Center investment was converted to a wholly-owned property for financial reporting purposes effective January 1, 1995.

     The Reflections Apartments joint venture was restructured to a wholly-owned property for financial reporting purposes effective
April 1, 1996.

     The Metro Business Center joint venture was restructured to a wholly-owned property for financial reporting purposes effective
July 1, 1996.

     The following summarized financial information is presented in the aggregate for the Partnership's joint ventures:

                             Assets and Liabilities
                             ----------------------

                               September 30, 1996  December 31, 1995
                               ------------------  -----------------
Assets

     Real property, at cost less
        accumulated depreciation
        of $4,949,589 and
        $10,623,335, respectively    $ 26,778,590   $  41,201,074
     Other                              1,167,516       1,224,883
                                       -----------    ------------
                                       27,946,106      42,425,957

Liabilities                               372,076         314,534
                                       -----------    ------------

Net Assets                           $ 27,574,030   $  42,111,423
                                       ===========     ===========

                              Results of Operations
                              ---------------------

                                     Nine Months ended September 30,
                                     --------------------------------
                                           1996           1995
                                           ----           ----
Revenue
     Rental income                    $  4,227,017   $  5,652,509
     Other income                           28,815        108,881
                                         ----------    -----------
                                         4,255,832      5,761,390
                                         ----------    -----------

Expenses
     Operating expenses                  1,402,629      1,846,720
     Depreciation and amortization         756,995      1,262,573
                                         ----------    -----------
                                         2,159,624      3,109,293
                                         ----------    -----------

Net income                            $  2,096,208   $  2,652,097
                                        ===========    ===========

     Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to one joint venture) its affiliate on behalf of their various financing arrangements with the joint ventures.

     On October 10, 1996, the Partnership sold its interest in the Decatur TownCenter II joint venture to its venture partner for a price which exceeded the carrying value of the Partnership's investment. The gain will be recognized in the fourth quarter of 1996.

NOTE 3 - PROPERTY
-----------------

     In the second quarter of 1995, the Palms Business Center joint venture was restructured, giving the Partnership control over management decisions. Since January 1, 1995, the investment has been accounted for as a wholly-owned property. The carrying value of the joint venture investment at conversion was allocated to land, building and improvements, amount payable to venture partner and other net operating liabilities. The venture partner will receive 40% of the excess cash flow above a specified level until the partner has received an aggregate of $360,000.

     In the second quarter of 1996, the Reflections Apartments joint venture was restructured, giving the Partnership control over management decisions. Since April 1, 1996, the investment has been accounted for as a wholly-owned property. At the time of restructuring, the carrying value of the joint venture investment was allocated to land, building and other net operating assets. In connection with the restructuring, the Partnership received $250,000 from its joint venture partner. During the third quarter of 1996, the Partnership received an additional $263,000. Upon the Partnership's receipt of an additional $137,000 from the joint venture partner, an affiliate of the joint venture partner will be released from its guarantee of a loan from the Partnership to the joint venture partner. The first payment was accounted for as a reduction of previously accrued investment income. The second payment has been accounted for as a reduction of the Partnership's investment in the property.

     In the third quarter of 1996, the Partnership completed the process of obtaining control over management decisions for the Metro Business Center property. Accordingly, since July 1, 1996, the investment has been accounted for as a wholly-owned property. At the time of the restructuring, the carrying value of the joint venture was allocated to land, building, and other net operating assets.

     The following is a summary of the Partnership's investments in property:

                                September 30, 1996  December 31, 1995
                               -------------------  -----------------
     Land                              $   6,523,605   $  3,072,333
     Buildings and improvements
       and other capitalized costs        22,053,797      9,780,823
     Accumulated depreciation and
       amortization                         (942,211)      (444,790)
     Payable to venture partner             (230,000)      (230,000)
     Net operating assets
       (liabilities)                        (204,639)       (70,076)
                                          -----------   ------------
                                       $  27,200,552   $ 12,108,290
                                          ===========   ============

     The buildings and improvements are being depreciated over 25 years, beginning January 1, 1995 for Palms Business Center, April 1, 1996 for Reflections Apartments and July 1, 1996 for Metro Business Center.

NOTE 4 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended September 30, 1996 were made on October 24, 1996 in the aggregate amount of $1,242,638 ($12.95 per limited partnership unit). Additionally, a capital distribution of $9,214,709 ($97 per limited partnership unit) was made from proceeds received from the sale of Decatur TownCenter II.

Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of units of limited partnership interest in December, 1986. A total of 94,997 units were sold. The Partnership received proceeds of $85,677,259, net of selling commissions and other offering costs, which have been invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. The Partnership made nine real estate investments. Three investments have been sold; one each in 1988, 1993 and 1994. As a result of the sales, capital of $13,014,589 has been returned to the limited partners through September 30, 1996. On October 24, 1996, the Partnership distributed capital of $9,214,709 ($97 per limited partnership unit) which represented proceeds from the sale of Decatur TownCenter II on October 10, 1996. This capital distribution reduces the adjusted capital contribution to $766 per unit.

     At September 30, 1996, the Partnership had $7,998,826 in cash, cash equivalents and short-term investments, of which $1,242,638 was used for cash distributions to partners on October 24, 1996; the remainder will primarily be used for working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and short-term investments. On January 26, 1995, the Partnership made a capital distribution of $55 per limited partnership unit ($5,224,835) from the proceeds of the Rancho Cucamonga sale in 1994, which reduced the adjusted capital contribution from $918 to $863 per unit. Distributions of cash from operations for the first three quarters of 1996 were at the annualized rate of 6% on the adjusted capital contribution. Distributions of cash from operations relating to the first three quarters of 1995 were made at the annualized rate of 6% on the weighted average adjusted capital contribution. In addition to the operating distribution made for the first quarter of 1995, a special distribution totaling $776,289 ($8.09 per limited partnership unit) was made which was attributable to a discretionary reduction of cash reserves which had previously accumulated from operating activities. Since the total quarterly distribution exceeded the rate of 2%, previously deferred management fees to the advisor in the amount of $175,374 or 50% of the excess distribution became currently payable. The managing general partner will continue to evaluate reserve levels in the context of the Partnership's investment objectives.

     The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At September 30, 1996, certain appraised values exceeded the related carrying values by an aggregate of $11,900,000 and certain appraised values were less than their related carrying values by an aggregate of $1,400,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations
---------------------

     Three of the investments currently in the portfolio are structured as joint ventures with real estate development/management firms. Effective January 1, 1995, and April 1, 1996, respectively, the Palms Business Center and Reflections Apartments joint ventures were restructured and the investments have been accounted for as wholly-owned properties since these dates. The Partnership now has control over management decisions for these properties. Effective January 1, 1996, the Metro Business Center joint venture agreement was amended to grant the Partnership greater control over management decisions, and as of July 1, 1996, the Partnership has the authority to unilaterally offer the property for sale. Accordingly, beginning with the third quarter of 1996, the investment is being accounted for as a wholly-owned property.

Operating Factors

     Overall occupancy at Columbia Gateway Corporate Park remained at 92% during the third quarter of 1996, consistent with September 30, 1995. The carrying value of this investment was reduced to estimated net realizable value in 1993.

     Occupancy at Reflections Apartments ended the third quarter of 1996 at 91%, down from 93% at June 30, 1996. Occupancy has been in the mid-90% range since January 1, 1995. Although the Fort Myers apartment market remains competitive, rental rates have increased.

     Occupancy at Metro Business Center at September 30, 1996 was at 91%, down from 98% at September 30, 1995. This area of Phoenix has been experiencing slow leasing activity, although most of the space subject to leases expiring in 1996 has been re-leased.

     Leasing at Decatur TownCenter II remained at 98% at September 30, 1996, consistent with September 30, 1995. This property was sold on October 10, 1996.

     Occupancy at Palms Business Center was 97% at September 30,
1996, an increase from earlier in the year, but down from 99% at September 30, 1995. Rental rates in Las Vegas have increased over the past year.

     Leasing at 270 Technology Center remained at 90% at September 30, 1996, down from 98% earlier in the year and from 92% at September 30, 1995. Leases for half of the space are due to expire in 1997.

Investment Activity

     Interest on cash equivalents and short-term investments decreased between the first nine-month periods of 1995 and 1996 due to the temporary investment of proceeds from the Rancho Cucamonga sale in 1995.

     Real estate operating activity for the first nine months of 1996 and 1995 was $3,178,992 and $3,375,256, respectively. The 1996 amount includes $90,000 of income which was received by 270 Technology Center from a former tenant in bankruptcy. The 1995 amount includes a lease termination fee $205,000 from a tenant at Decatur TownCenter II. Real estate operating activity otherwise decreased approximately 3% due primarily to higher maintenance expenses at Reflections.

     Operating cash flow in 1996 includes $250,000 received pursuant to a loan guarantee from one of the Partnership's joint venture partners, relating to previously accrued investment income. Operating cash flow in 1995 was reduced by the payment of previously deferred management fees of $175,000. Exclusive of these items, operating cash flow decreased $276,000 between the first nine-month periods of 1996 and 1995. The change primarily stems from the change in Partnership operating results, together with the timing of cash distributions from certain joint ventures.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

     The management fee decreased between the first nine-month periods of 1996 and 1995 due to a decrease in distributable cash flow from operations. This decrease is primarily attributable to the discretionary reduction in the Partnership's cash reserves in 1995 noted previously. General and administrative expenses did not change significantly between the respective nine-month periods.

                     NEW ENGLAND LIFE PENSION PROPERTIES IV;
                        A REAL ESTATE LIMITED PARTNERSHIP

                                    FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 1996

                                     PART II

                                OTHER INFORMATION
                               -------------------



     Item 6. Exhibits and Reports on Form 8-K

              a.  Exhibits:   None.

              b. Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended September 30, 1996.

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


                         NEW ENGLAND LIFE PENSION PROPERTIES IV;
                         A REAL ESTATE LIMITED PARTNERSHIP
                                 (Registrant)



November 12, 1996
                         /s/ Peter P. Twining
                         -------------------------------
                            Peter P. Twining.
                            Managing Director and General Counsel
                            of Managing General Partner,
                            Fourth Copley Corp.



November 12, 1996
                         /s/ Daniel C. Mackowiak
                         --------------------------------
                              Daniel C. Mackowiak
                              Principal Financial and Accounting
                              Officer of Managing General Partner,
                              Fourth Copley Corp.