Form 10-K405
period 1996-12-31
NEW ENGLAND LIFE PENSION PROPERTIES IV
filed 1997-03-31
CIK 779742

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               _________________

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996
                          Commission File No. 0-15429
                               _________________

                    NEW ENGLAND LIFE PENSION PROPERTIES IV;
                       A REAL ESTATE LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)

         Massachusetts                                        04-2893298
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

    225 Franklin Street, 25th FL.
        Boston, Massachusetts                                   02110
(Address of principal executive offices)                     (Zip Code)

              Registrant's telephone number, including area code:
                                 (617) 261-9000

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

          As of December 31, 1996, the Partnership had investments in the five real properties described below. In December 1988, the Partnership sold one of its investments and received sale proceeds of $10,577,476 which were substantially reinvested. The three other investments have been sold. One investment in Atlanta, Georgia was sold on August 6, 1993, resulting in sale proceeds of $7,917,000. Capital was distributed to the Limited Partners in October 1993, in the amount of $82.00 per Unit . A second investment in Rancho Cucamonga, California was sold on December 30, 1994, resulting in sale proceeds of $5,261,275. On January 26, 1995, capital of $5,224,835 ($55 per Unit) was distributed to the Limited Partners. Finally, a third investment located in Decatur, Georgia was sold on October 10, 1996, resulting in sales proceeds of $9,333,325. On October 24, 1996, capital of $9,214,709 ($97 per unit) was distributed to the Limited Partners.

          The Partnership has no current plan to renovate, improve or further develop any of its real property. In the opinion of the Managing General Partner of the Partnership, the properties are adequately covered by insurance. The Partnership has no employees. Services are performed for the Partnership by the Managing General Partner and affiliates of the Managing General Partner.

          A.   Apartment Complex in Fort Myers, Florida ("Reflections").
               --------------------------------------------------------

          On August 1, 1986, the Partnership acquired a 60% interest in Lee Partners (the "Joint Venture"), a joint venture formed with Lee-Oxford Limited Partnership, a Maryland limited partnership ("Lee-Oxford"). As of December 31, 1996, the Partnership had contributed $8,190,145 to the capital of the Joint Venture out of a maximum commitment of $8,685,000. The joint venture agreement entitles the Partnership to receive 60% of all cash flow from operations, refinancing proceeds and net sale proceeds.

          The Partnership also committed to make a loan for investment in the joint venture of up to $5,790,000 to Lee-Oxford, of which $5,460,097 had been funded as of December 31, 1996. Interest only on the loan is payable monthly at the rate of 10.5% per annum. The entire outstanding principal balance of the loan matures in December, 1999 or will be due on the sale of all or substantially all of the assets of the Joint Venture or the sale of Lee-Oxford's interest in the Joint Venture. Lee-Oxford must apply any cash flow received from operations of the Joint Venture to interest payments on the loan and must apply proceeds of financings or sales received from the Joint Venture to payment of the interest on and principal of the loan. The Partnership agreed, effective January 1, 1988, that to the extent that Lee-Oxford's 40% share of the cash flow is not sufficient to pay interest currently due, interest due on the loan shall accrue and compound at a rate of 10.5%. The Partnership agreed, effective May 1, 1992, to extend the maturity date of the loan from August, 1996 to December, 1999, and the borrower agreed to pay interest, currently, at a minimum of 7% with the remainder accruing at 10.5% per annum compounded monthly. The loan is secured by Lee-Oxford's interest in the Joint Venture and by a guarantee of Oxford Development Corporation, an affiliate of Lee-Oxford.

          The joint venture was restructured in the second quarter of 1996, whereby Lee-Oxford became an indirect limited partner. The Partnership thereby obtained control over management and operating decisions. The ownership restructuring was accomplished with the establishment of a new partnership entity in which the Partnership is the general partner and Lee-Oxford is the limited partner. The new entity holds a 42% interest in the Joint Venture, representing all of Lee-Oxford's prior direct ownership interest and 2% of the Partnership's prior direct interest. The Partnership also agreed to release the guarantee from Oxford Development Corporation upon payment to the Partnership of a total of $650,000 of which $136,437 remains unpaid at December 31, 1996.

          The joint venture owns approximately 12.63 acres of land located in Fort Myers, Florida and has constructed a 282-unit apartment complex, consisting of 12 2- and 3-story buildings, thereon. The complex was approximately 88% occupied as of December 31, 1996.

          B.   Office/Industrial Buildings in Phoenix, Arizona ("Metro Business
               ----------------------------------------------------------------
               Center").
               ------

          On September 15, 1986, the Partnership acquired a 60% interest in Copley/Hewson Northwest Associates, a joint venture formed with an affiliate of The Hewson Company (the "Developer"). Effective January 1, 1990, as a result of operating deficits, the joint venture agreement was amended to reflect an increase of the Partnership's interest in the joint venture to 80% and a decrease in the Developer's interest to 20%. As of December 31, 1996, the Partnership had contributed $5,302,193 to the capital of the joint venture out of a maximum obligation of $5,580,000.

          The Partnership also committed to make a loan for investment in the joint venture of up to $3,988,000 to the Developer, of which $3,534,796 had been funded as of December 31, 1996. Interest only on the loan is payable monthly at the rate of 10.5% per annum. The loan has a ten-year term and is not prepayable. The Developer must apply any cash flow received from operations of the joint venture to interest payments on the loan and must apply proceeds of refinancings or sales received from the joint venture to payments of interest on and principal of the loan. The loan is secured by the borrower's interest in the joint venture.

          The joint venture agreement entitled the Partnership to receive 80% of net cash flow, refinancing proceeds and sale proceeds once the loan and accrued interest are repaid in full.

          On January 1, 1996 a letter agreement was executed which modified certain terms of the Joint Venture Agreement. The letter agreement, which constituted an amendment to the Joint Venture Agreement, granted the Partnership full control over management decisions. Control over the decision to sell the property, however, became effective on July 1, 1996.

          Effective December 30, 1996, the property owned by the joint venture was distributed to the venture partners as tenants-in-common. The Partnership, however, retained its overall decision-making authority. The property interest distributed to the Developer is encumbered by the aforementioned loan. The note was amended to mature on February 1, 1997 and is secured by a recorded deed-of-trust. The maturity date is in the process of being extended. In connection with the transaction, the Partnership obtained the option to purchase the tenancy-in-common interest of the Hewson affiliate at its fair market value beginning February 1, 1997.

          The tenants-in-common own approximately seven acres of land located in Phoenix, Arizona, improved with four one-story warehouse buildings containing approximately 109,930 square feet of space. The buildings were 98% leased as of December 31, 1996.

          C.   Office, Industrial and Retail Buildings in Las Vegas,
               -----------------------------------------------------
               Nevada ("Palms Business Centers").
               ---------------------------------

          On December 29, 1986, the Partnership acquired a 60% interest in Rancho Road Associates, a joint venture formed with an affiliate of Commerce Centre Partners. In the first quarter of 1990, the Partnership committed to increase its maximum commitment from $13,400,000 to $15,300,000. On October 2, 1991, the Partnership committed to increase its maximum commitment from $15,300,000 to $15,840,000. As of December 31, 1996, the Partnership had contributed $15,840,000 of capital to the joint venture. The additional funds were used to pay for higher than anticipated tenant finish costs and the costs of re-leasing the space vacated by tenants when leases expired. The joint venture agreement entitles the Partnership to receive a preferred cumulative compounded return of 11% per annum on its capital contribution, of which 9.5% per annum is due currently and up to 1.5% per annum may be accrued if sufficient cash is not available therefor. The entire unpaid accrued preferred return was due and payable at the end of the tenth year of the joint venture's operations. The joint venture agreement also entitled the Partnership to receive 60% of net cash flow and 60% of sale and refinancing proceeds following the return of the Partnership's equity capital.

          As of January 1, 1995, the joint venture agreement was amended and restated granting the Partnership control over management and operating decisions. Additionally, the venture partner will receive 40% of the excess cash flow above a specified level until its cash investment of $360,000 is repaid in full, at which time the Partnership will be entitled to all cash flow. Unpaid preferred returns of $2,936,919 were added to the Partnership's capital account. Future preferred return payments are to be made monthly in the amount of $121,125. Monthly payments shall be made to the extent operating revenues or extraordinary cash flows are available. To the extent such payments cannot be made from such sources when due, payments may accrue at a rate of 9.5% per annum, compounded monthly, until paid.

          The joint venture owns approximately 14.1 acres of land in Las Vegas, Nevada improved with 15 one-story buildings suitable for office, industrial and retail use and containing approximately 224,474 square feet of space. At December 31, 1996, approximately 98% of the available leasable area was leased.


          On November 16, 1990, the joint venture filed a complaint against a tenant for failure to pay rent and fraud, totaling approximately $500,000. A judgment in the amount of $911,200 was legally recorded in 1995. The Partnership has not collected on or recognized the judgment as of December 31, 1996.

          On October 26, 1994, the joint venture filed a complaint against Han Lee, Inc. for failure to pay rent totaling $69,171, including late charges. In August, 1995, a Judgment by Default in the amount of $83,856 was legally recorded. The Partnership has determined that the claim is not collectible at this time.

          D.   Office/Research and Development Buildings in Columbia, Maryland
               ---------------------------------------------------------------
               ("Columbia Gateway Corporate Park").
               ----------------------------------

          On December 21, 1987, the Partnership acquired a 17% interest in a joint venture formed with an affiliate of the Partnership (the "Affiliate"), which had a 33% interest, and M.O.R. Gateway 51 Associates Limited Partnership.

          As of April 20, 1989, the joint venture agreement was amended and restated reflecting an increase in the Partnership's interest in the joint venture to 34.75% and a decrease in the Affiliate's interest in the joint venture to 15.25%. In addition, the amended and restated joint venture agreement increased the Partnership's maximum commitment to contribute capital to the joint venture and reallocated the capital contributed to the joint venture between the Partnership and the Affiliate. As of December 31, 1996, the Partnership had contributed $14,086,147 to the capital of the joint venture out of a maximum commitment of $14,598,000.

          The joint venture agreement entitles the Partnership and the Affiliate to receive a preferred return on the their respective invested capital at the rate of 10.5% per annum. Such preferred return will be payable currently until the Partnership and the Affiliate have received an aggregate of $8,865,000; thereafter, if sufficient cash flow is not available therefor, the preferred return will accrue and bear interest at the rate of 10.5% per annum, compounded monthly. The joint venture agreement also entitles the Partnership to receive 34.75% of cash flow following payment of the preferred return and 34.75% of the net proceeds of sales and refinancings following return of the Partnership's and the Affiliate's equity.

          The joint venture owns approximately 20.85 acres of land in the Columbia Gateway Corporate Park in Columbia, Maryland. The intended development plan for this land was for a two-stage development of seven office and research and development buildings. The first phase of this development was completed by 1992 and included the construction of four, one-story buildings containing 142,545 square feet. The second phase of this development commenced in the spring of 1994 in which two buildings totaling 46,000 square feet were constructed and leased to a single tenant for a term of ten years. As of December 31, 1996, the project was 94% leased.


          E.   Office/Research and Development Buildings in Frederick, Maryland
               ----------------------------------------------------------------
               ("270 Technology Center").
               -------------------------

          On December 22, 1987, the Partnership acquired a 50% interest in a joint venture formed with MORF Associates VI Limited Partnership. As of December 31, 1996, the Partnership had contributed $4,857,000 to the capital of the joint venture out of a maximum commitment of $5,150,000. The joint venture agreement entitles the Partnership to receive a preferred return on its invested capital at the rate of 10% per annum. Such preferred return was payable currently through September 30, 1988; presently, and until the termination of the joint venture's operations, to the extent that sufficient cash flow is not available therefor, the preferred return will accrue and bear interest at the rate of 10% per annum, compounded monthly. The joint venture agreement entitles the Partnership to receive 50% of the net proceeds of sales and financings after return of its equity and preferred return.

          As of July 3, 1990, the joint venture sold approximately 3.9 acres of land to an unrelated third party. In return, the joint venture received approximately $500,000 and a parcel of land consisting of approximately 4 acres. The joint venture currently owns approximately 8 acres of land in the 270 Technology Center in Frederick, Maryland, together with two one-story research and development/office buildings, containing approximately 73,360 square feet of space, located thereon. As of December 31, 1996, the buildings were approximately 89% leased.

Item 2.   Properties.
          ----------

          The following table sets forth the annual realty taxes for the Partnership' s properties and information regarding tenants who occupy 10% or more of gross leasable area (GLA) in the Partnership's properties.

                                            NUMBER
                                              OF                                    ANNUAL
                                            TENANTS                 SQUARE FEET    CONTRACT
                             ESTIMATED     WITH 10%       NAME(S)        OF        RENT PER
                               1997       OR  MORE OF       OF          EACH        SQUARE        LEASE           RENEWAL
        PROPERTY          REALTY TAXES       GLA         TENANT(S)      TENANT       FOOT      EXPIRATION         OPTIONS
---------------------------------------------------------------------------------------------------------------------------------
Apartment Complex in Fort     $229,882       N/A            N/A          N/A         N/A           N/A              N/A
 Myers, FL
Office, Ind. & Retail         $109,842        0             N/A          N/A         N/A           N/A             N/A
 Bldgs in Las Vegas, NV
Office/R&D Buildings in       $210,124        4           Wiltel       23,760      $ 8.74      March, 1997      One for 5 Years
 Columbia, MD
                                                         Columbia      45,951      $ 8.95      August, 2004        Two for 5
                                                         National                                                    Years
                                                         EVI, Inc.     38,225      $ 9.00      February, 2006   One for 5 Years
                                                          Coram        25,932      $ 8.87      January,  1997   One for 5 Years

Office/R&D Buildings in       $ 55,020        4         State Farm     13,918      $ 9.50      January,  1997       None
 Frederick, MD                                         Chevy Chase     22,059      $10.25        July, 1997         None
                                                          Bank
                                                       Stulz America    9,933      $ 7.66      December, 1999       None
                                                         Science        8,355       11.99      August, 1998         None
                                                      Applications
Office/Industrial             $ 87,000        1          FW Bell       19,259      $ 6.60        April, 1998    One for 5 Years
 Buildings in Phoenix,  AZ
------------------------------------------------------------------------------------------------------------------------------------

                                          LINE OF BUSINESS
                                        OF PRINCIPAL TENANTS
---------------------------------------------------------------

Apartment Complex in Fort                       N/A
 Myers, FL
Office, Ind. & Retail                           N/A
 Bldgs in Las Vegas, NV
Office/R&D Buildings in
 Columbia, MD                            Telecommunications
                                           Home Mortgages

                                        Environmental/Testing
                                        Medical Services

Office/R&D Buildings in
 Frederick, MD                              Insurance
                                             Banking
                                       HVAC Manufacturing
                                           Technology
Office/Industrial
 Buildings in Phoenix,  AZ                   Light
                                     Assembly/Distribution
---------------------------------------------------------------

     The following tables sets forth for each of the last five years the gross leasable area, occupancy rates, rental revenue and net effective rent for the Partnership's properties

                                                                                            NET
                                                                             RENTAL      EFFECTIVE
                                             GROSS LEASABLE   YEAR-END       REVENUE        RENT
                 PROPERTY                         AREA         OCCUPANCY     RECOGNIZED   ($/SF/YR)*
--------------------------------------------------------------------------------------------------
Apartment Complex in Fort Myers, FL
-----------------------------------
                    1992                          250,810       89%         $1,762,819      $ 7.64
                    1993                          250,810       97%         $1,714,144      $ 7.45
                    1994                          250,810       96%         $1,817,688      $ 7.51
                    1995                          250,810       96%         $1,867,298      $ 7.84
                    1996                          250,810       88%         $1,787,247      $ 7.75

Office, Ind. & Retail Buildings in Las Vegas, NV
------------------------------------------------
                    1992                          224,474       89%         $1,895,595      $ 9.88
                    1993                          224,474       91%         $1,515,310      $ 7.50
                    1994                          224,474       96%         $1,756,690      $ 8.37
                    1995                          224,474       96%         $1,938,417      $ 8.83
                    1996                          224,474       98%         $1,921,300      $ 8.85

Office/R&D Buildings in Columbia, MD
------------------------------------
                    1992                          142,545       71%         $1,225,076      $10.84
                    1993                          142,545       73%         $1,334,767      $13.01
                    1994                          188,649       92%         $1,496,175      $ 9.61
                    1995                          188,649       92%         $1,870,329      $10.78
                    1996                          188,649       94%         $1,941,458      $11.13

Office/R&D Buildings in Frederick, MD
-------------------------------------
                    1992                           73,360       65%         $  648,623      $12.54
                    1993                           73,360       65%         $  541,166      $12.94
                    1994                           73,360      100%         $  617,457      $10.20
                    1995                           73,360       98%         $  762,212      $10.66
                    1996                           73,360       89%         $  769,262      $11.43

Office/Industrial Buildings in Phoenix, AZ
------------------------------------------
                    1992                          109,930       88%         $  723,953      $ 8.31
                    1993                          109,930       98%         $  899,266      $ 8.61
                    1994                          109,930      100%         $1,009,939      $ 9.28
                    1995                          109,930       91%         $1,000,638      $ 9.46
                    1996                          109,930       92%         $  925,727      $ 9.25
---------------------------------------------------------------------------------------------------

* Net Effective Rent calculation is based on average occupancy during the respective year.

     Following is a schedule of lease expirations for each of the next ten years for the Partnership's properties based on the annual contract rent in effect at December 31, 1996:

----------------------------------------------------------------------------
                              TENANT AGING REPORT
                                                                  PERCENTAGE
                                                         TOTAL        OF
                                 # OF           TOTAL    ANNUAL      GROSS
                                LEASE           SQUARE  CONTRACT    ANNUAL
       PROPERTY              EXPIRATIONS         FEET     RENT      RENTAL*
----------------------------------------------------------------------------
Apartment Complex in Fort Myers, FL
-----------------------------------

         1997                    N/A             N/A      N/A        N/A
         1998                    N/A             N/A      N/A        N/A
         1999                    N/A             N/A      N/A        N/A
         2000                    N/A             N/A      N/A        N/A
         2001                    N/A             N/A      N/A        N/A
         2002                    N/A             N/A      N/A        N/A
         2003                    N/A             N/A      N/A        N/A
         2004                    N/A             N/A      N/A        N/A
         2005                    N/A             N/A      N/A        N/A
         2006                    N/A             N/A      N/A        N/A

Office/Industrial Buildings in Phoenix, AZ
------------------------------------------

         1997                     8            23,649  $283,788      36%
         1998                     5            28,755  $217,140      27%
         1999                     1            20,542  $175,908      22%
         2000                     0                 0        $0       0%
         2001                     0            14,869  $116,916      15%
         2002                     0                 0        $0       0%
         2003                     0                 0        $0       0%
         2004                     0                 0        $0       0%
         2005                     0                 0        $0       0%
         2006                     0                 0        $0       0%

Office. Ind., & Retail Buildings in Las Vegas, NV
-------------------------------------------------

         1997                    28            94,999  $865,392      44%
         1998                    23            82,752  $808,752      42%
         1999                    12            34,660  $235,332      12%
         2000                     1             2,016  $ 22,176       1%
         2001                     1             1,333  $ 13,440       1%
         2002                     0                 0        $0       0%
         2003                     0                 0        $0       0%
         2004                     0                 0        $0       0%
         2005                     0                 0        $0       0%
         2006                     0                 0        $0       0%

Office/R&D Buildings in Columbia, MD
------------------------------------

         1997                     3            53,008  $466,595      29%
         1998                     1             8,781  $ 93,077       6%
         1999                     2            32,570  $270,257      17%
         2000                     0                 0        $0       0%
         2001                     0                 0        $0       0%
         2002                     0                 0        $0       0%
         2003                     0                 0        $0       0%
         2004                     1            45,951  $411,261      26%
         2005                     0                 0        $0       0%
         2006                     1            38,225  $344,025      22%
----------------------------------------------------------------------------

---------------------------------------------------------------
Office/R&D Buildings in Frederick, MD
-------------------------------------

     1997               3       39,082   $382,248  59%
     1998               2       12,411   $138,732  21%
     1999               0        9,933   $ 76,080  12%
     2000               0        4,601   $ 49,464   8%
     2001               0            0         $0   0%
     2002               0            0         $0   0%
     2003               0            0         $0   0%
     2004               0            0         $0   0%
     2005               0            0         $0   0%
     2006               0            0         $0   0%

---------------------------------------------------------------

Note: N/A denotes that the disclosure is not applicable based on the nature of the property.

     The following table sets forth for each of the Partnership's properties the: (i) federal tax basis, (ii) rate of depreciation, (iii) method of depreciation, (iv) life claimed, and (v) accumulated depreciation, with respect to each property or component thereof for purposes of depreciation:

-----------------------------------------------------------------------------------------------------------------------

                                                                             Rate of               Life    Accumulated
                    Entity / Property                        Tax Basis    Depreciation   Method  in years  Depreciation
-----------------------------------------------------------------------------------------------------------------------
Office, Industrial and Retail Buildings, Las Vegas, NV
----------------------------------------------------------
Building & Improvements                                      $ 9,920,072          3.18%    SL        31.5    $2,597,904
Improvements                                                     130,115          2.56%    SL          39         9,930
                                                             -----------                                     ----------
Total Depreciable Assets                                     $10,050,187                                     $2,607,834


Industrial Buildings, Phoenix, AZ
----------------------------------------------------------
Building & Improvements                                      $ 4,819,444          3.18%    SL        31.5    $1,194,687
Building Improvements                                             93,738          2.56%    SL          39         2,892
                                                             -----------                                     ----------
Total Depreciable Assets                                     $ 4,913,182                                     $1,197,579

Office/Research and Development Buildings, Frederick, MD
----------------------------------------------------------
Building                                                     $ 4,199,372          3.18%    SL        31.5    $1,195,546
Land Improvements                                                345,335          2.56%    SL          39         4,419
Land Improvements                                                100,000         10.00%    SL          15        19,303
                                                             -----------                                     ----------
Total Depreciable Assets                                     $ 4,644,707                                     $1,219,268

Apartment Complex, Fort Myers, FL
----------------------------------------------------------
Building                                                     $ 9,151,344          3.64%    SL        27.5    $2,546,339
                                                             -----------                                     ----------
Total Depreciable Assets                                     $ 9,151,344                                     $2,546,339

Office/Research and Development Buildings, Columbia, MD
----------------------------------------------------------
Building                                                     $ 7,829,962          3.18%    SL        31.5    $1,611,916
Land Improvements                                              3,326,316          2.56%    SL          39        38,036
Land Improvements                                                 94,022           N/A   150%DB        15        28,050
                                                             -----------                                     ----------
Total Depreciable Assets                                     $11,250,300                                     $1,678,002


Total Depreciable Assets                                     $40,009,720                                     $9,249,022
                                                             ===========                                     ==========

----------------------------------------------------------------------------------------------------------------------------

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

Apartment Complex in Fort Myers, Florida
----------------------------------------

Reflections is located in the City of Fort Myers in Lee County. Reflections competes directly with ten other apartment complexes comprising 3,443 units. Reported occupancy among the property's primary competitors ranged from 82% to 97% and averaged approximately 91%. This is down slightly from the 93% level of a year ago. The Ft. Meyers multi-family market remains seasonal with greatest demand during the winter months.

Office/Industrial Buildings in Phoenix, Arizona
-----------------------------------------------

This property is located in the metropolitan Phoenix market which has an inventory of approximately 149 million square feet of industrial space, of which 7.4% was vacant as of third quarter 1996, compared to the 6.6% and 7.1% vacancy rates as of December 31, 1995 and 1994, respectively. More specifically, the property is located within the Northwest industrial market, which consists of
18.8 million square feet, or 13% of the total Phoenix industrial market. As of September 30, 1996, the Northwest industrial vacancy rate was approximately 11.5%. Approximately 4.4 million square feet was under construction at September 30, 1996 in Phoenix, of which 426,000 square feet or 10% was in the Northwest market.

Office/Industrial/Retail Buildings in Las Vegas, Nevada
-------------------------------------------------------

This property is located within the greater Las Vegas industrial market. As of December 31, 1996, the total industrial inventory was 43 million square feet, up from approximately 38 million square feet a year ago. Overall vacant space totaled approximately 4.2 million square feet or 6.4% of the industrial inventory. The Las Vegas market absorbed 4.3 million square feet in 1996, down slightly from the 4.6 million absorbed in 1995 and the 5.7 million square feet absorbed in 1994. Given the continued strong demand for industrial space, rental rates are expected to increase in 1997.

Office, Research and Development Buildings in Columbia, Maryland
----------------------------------------------------------------

The property is located within the Howard County R&D market which contains approximately 8.8 million square feet in a total of 179 buildings. As of September 30, 1996, the Howard County market exhibited a vacancy rate of approximately 5.6%, which represents an improvement from 1995, 1994 and 1993 when overall vacancy was 8.7%, 12% and 18%, respectively. The Columbia R&D submarket contains a total of approximately 6.9 million square feet and, at September 30, 1996, had a vacancy rate of approximately 5.3%. The market has strengthened to the point where speculative R&D construction is now underway in Howard County and in the Columbia market.

Office, Research and Development Buildings in Frederick, Maryland
-----------------------------------------------------------------

The property is located in the Frederick County office/flex market.
There are a total of 119 office/flex buildings in this market containing approximately 4.9 million square feet of space. Year end 1996 vacancy was approximately 12%, up from approximately 9% a year ago. The increase principally reflects new construction activity in the market. Two large distribution facilites are under construction for Georgia Pacific and Toy 'R' Us totaling 1.5 million square feet. In addition, Chevy Chase Bank and State Farm completed new office facilities in 1996 totaling 630,000 square feet.

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

     As of December 31, 1996, there were 17,385 holders of Units.

     The Partnership's Amended and Restated Agreement of Limited Partnership dated May 29, 1986, as amended to date (the "Partnership Agreement"), requires that any Distributable Cash (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Distributable Cash. For the year ended December 31, 1996, cash distributions paid in 1996 or distributed after year end with respect to 1996 to the Limited Partners as a group totaled $14,032,008, including $9,214,709 ($97 per Limited Partnership Unit) from the proceeds of a property sale. For the year ended December 31, 1995, cash distributions paid in 1995 or distributed after year end with respect to 1995 to the Limited Partners as a group totaled $5,711,220.

     Cash distributions exceeded net income in 1996 and 1995 and, therefore, resulted in a reduction of partners' capital. Reference is made to the Partnership's Statement of Changes in Partner's Capital (Deficit) and Statement of Cash Flows in Item 8 hereof.

Item 6.   Selected Financial Data.
          -----------------------

                           For Year         For Year         For Year          For Year        For Year
                           Ended or         Ended or         Ended or          Ended or        Ended or
                             as of            as of            as of             as of          as of
                          12/31/96(1)      12/31/95(2)      12/31/94(3)       12/31/93(4)      12/31/92
                          -----------      -----------      -----------       -----------      --------
Revenues                 $  7,582,119     $   5,906,735    $   4,576,435     $  3,784,731     $   4,169,119

Net Income (Loss)        $  4,392,513     $   3,912,897    $   3,752,101     $   (378,545)    $   2,277,301

Net Income (Loss)
per Unit of
Limited
Partnership
Interest                 $      45.78     $       40.78    $       39.10     $      (3.94)    $       23.73

Total Assets             $ 50,710,887     $  59,991,655    $  67,145,010     $ 67,471,037     $  79,547,070

Total Cash
Distributions
per Unit of
Limited
Partnership
Interest,
including
amounts
distributed after
year end with
respect to the
previous year            $     147.71     $       60.12    $      105.49     $     126.22     $       46.25

(1) Net income includes a gain on the sale of a joint venture investment of $1,055,591. Cash distributions include a return of capital of $97.00 per Limited Partnership Unit.

(2) Cash distributions include $8.09 per Limited Partnership Unit that is attributable to a discretionary reduction of cash reserves, which had been previously accumulated through operating activities.

(3) Net income includes a gain on the sale of a joint venture investment of $399,865. Cash distributions include a return of capital of $55.00 per Limited Partnership Unit.

(4) The Partnership recorded investment valuation allowances totaling $2,760,784 ($28.77 per Limited Partnership Unit) during 1993. Cash distributions include a return of capital of $82.00 per Limited Partnership Unit.

Item 7.
-------

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of units of limited partnership interest in December 1986. A total of 94,997 units were sold. The Partnership received proceeds of $85,677,259, net of selling commissions and other offering costs, which have been invested in real estate, used to pay related acquisition costs or retained as working capital reserves. The Partnership made nine real estate investments; the five currently owned are described in Item 1 hereof. One investment was sold in each of 1988, 1993, 1994 and 1996. As a result of the sales, capital of $22,229,298 has been returned to the limited partners through December 31, 1996.

     On December 30, 1994, the Rancho Cucamonga joint venture sold its property and the Partnership received net sale proceeds of $5,261,275. On January 26, 1995, the Partnership made a capital distribution of $55 per limited partnership unit ($5,224,835) from the proceeds of the sale. The adjusted capital contribution after this distribution was $863 per unit.

     On October 10, 1996, the Decatur TownCenter II joint venture sold its property and the Partnership received net sale proceeds of $9,333,325. On October 24, 1996, the Partnership made a capital distribution of $97 per limited partnership unit ($9,214,709) from the proceeds of the sale. The adjusted capital contribution after this sale is $766.

      At December 31, 1996, the Partnership had $7,772,496 in cash, cash equivalents and short-term investments, which was partially used for cash distributions of $1,138,045 to partners on January 30, 1997. The remainder will primarily be used for working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and short-term investments and proceeds from the sale of such investments. Quarterly distributions of cash from operations relating to 1996 were made at the annualized rate of 6% on the weighted average adjusted capital contribution. Quarterly distributions of cash from operations relating to 1995 were also made at the annualized rate of 6% on the weighted average adjusted capital contribution. In addition, for the first quarter of 1995, a special distribution totaling $776,289 ($8.09 per limited partnership unit) was made which was attributable to a discretionary reduction of cash reserves which had previously accumulated from operating activities. Since the total quarterly distribution exceeded the rate of 2%, previously deferred management fees to the advisor were paid in the amount of $175,374 or 50% of the excess distribution. The Managing General Partner will continue to evaluate reserve levels in the context of the Partnership's investment objectives.

     The carrying value of real estate investments in the financial statements at December 31, 1996 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value . The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At December 31, 1996, the appraised values of certain investments exceeded the related carrying values by an aggregate of $10,000,000 and the appraised values of the remaining investments were less than the related carrying values by an aggregate of $1,200,000. The current appraised value of real estate investments has been estimated by the Managing General Partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.


RESULTS OF OPERATIONS
---------------------

     FORM OF REAL ESTATE INVESTMENTS

     At December 31, 1996 two of the portfolio investments are structured as joint ventures with real estate development/management firms, and in one case, with an affiliate of the Partnership. Effective January 1, 1995, the Palms Business Center joint venture was restructured to grant the Partnership control over management decisions and the investment has been accounted for as a wholly-owned property since that date. Effective April 1, 1996 the Reflections joint venture was restructured whereby the Partnership's venture partner became an indirect limited partner and the investment has been accounted for as a wholly-owned property since that date. Effective July 1, 1996, the Metro Business Center joint venture was restructured to grant the Partnership control over all management decisions and the investment has been accounted for as a wholly-owned property since that date. The Rancho Cucamonga and Decatur TownCenter II properties, which were sold in December 1994 and October 1996, respectively, were owned by joint ventures.

     OPERATING FACTORS

     Overall occupancy at the Columbia Gateway Corporate Park was 94% at December 31, 1996, an increase from 92% at the two preceding year ends. Construction of a 46,000 square foot build-to-suit facility was completed during the third quarter of 1994 and the tenant assumed occupancy on September 1, 1994.

     Occupancy at Reflections Apartments ended 1996 at 88%; it ranged from 92% to 96% during 1995 and 1994. Although the Fort Myers apartment market remains competitive, rental rates have increased.

     Occupancy at Metro Business Center at December 31, 1996 was 92%, up slightly from 91% a year ago and down from 100% at December 31, 1994. This area of Phoenix has been experiencing slow leasing activity, although most of the space whose tenants vacated in 1996 was re-leased.

     Occupancy at Palms Business Centers was 98% at December 31, 1996, an increase from 96% one year ago and 91% in 1994. However, leases for 44% of the space expire in 1997. Rental rates have increased over the past year.

     Leasing at 270 Technology Center was 89% at December 31, 1996, down from 98% at December 31, 1995 and 100% at December 31, 1994. Furthermore, leases for 50% of the space expire in 1997, and two significant tenants are not expected to renew.

     SIGNIFICANT TRANSACTIONS

     On December 30, 1994, the Rancho Cucamonga joint venture sold its property and the Partnership recognized a gain of $399,865. On October 10, 1996, the Decatur TownCenter II joint venture sold its property and the Partnership recognized a gain of $1,055,591.

     INVESTMENT RESULTS

     Interest on short-term investments and cash equivalents decreased in 1996 compared to 1995 due to the temporary investment of proceeds from the Rancho Cucamonga sale in 1995 and to lower average yields. In 1995, interest on short-term investments and cash equivalents increased compared to 1994 as a result of larger invested balances (again due to the investment of proceeds from the 1994 Rancho Cucamonga sale) and an increase in interest rates.

     1996 COMPARED TO 1995

     Exclusive of the operating results from Decatur TownCenter II ($220,428 in 1996 and $680,012 in 1995), total real estate operating activity was $3,558,278 for 1996 and $3,722,962 for 1995. The decrease is primarily attributable to a decline in operating income at Reflections ($270,000) due to a decrease in occupancy and higher maintenance expenses. Operating results at the other properties were relatively unchanged between 1996 and 1995, except for the receipt of $90,000 by 270 Technology Center from a former tenant in bankruptcy.

     Operating cash flow in 1996 includes $250,000 received pursuant to a loan guarantee from one of the Partnership's joint venture partners, relating to previously accrued investment income. Operating cash flow in 1995 was reduced by the payment of previously deferred management fees of $175,374. Exclusive of these items, operating cash flow decreased $913,331 between 1996 and 1995. The change primarily stems from the change in Partnership operating results, together with the timing of cash distributions from certain joint ventures.

     1995 COMPARED TO 1994

     Exclusive of the operating results from Rancho Cucamonga in 1994 ($309,969), real estate operating activity was $4,402,974 for 1995 and $3,490,615 for 1994. This 26% increase was due to improved operating results at all of the Partnership's investments, primarily at Columbia Gateway Corporate Park, where results increased by approximately $289,000 due to improvements in rental income, and at Palms Business Center, where improved occupancy and rental rates resulted in an increase of approximately $272,000 in net operating income. In addition, net operating income at Decatur TownCenter II increased by approximately $203,000 as a result of a lease termination fee.

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

     1996 COMPARED TO 1995

     The management fee decreased from 1995 to 1996 due to a decrease in distributable cash flow from operations. This decrease is primarily attributable to the discretionary reduction in the Partnership's cash reserves in 1995 noted previously. General and administrative expenses decreased by approximately $18,000 as a result of lower legal expenses.

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

Item 8.   Financial Statements and Supplementary Data.
-------   -------------------------------------------

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


                                   PART III
                                   --------

Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

          (a) and (b) Identification of Directors and Executive Officers.
                      --------------------------------------------------

     The following table sets forth the names of the directors and executive officers of the Managing General Partner and the age and position held by each of them as of December 31, 1996.

Name                       Position(s) with the Managing General Partner        Age
----                       ----------------------------------------------       ---
Joseph W. O'Connor         President, Chief Executive Officer and Director       50
Daniel J. Coughlin         Managing Director and Director                        44
Peter P. Twining (1)       Managing Director, General Counsel and Director       50
Wesley M. Gardiner, Jr.    Vice President                                        38
Daniel C. Mackowiak        Principal Financial and Accounting Officer            45
James J. Finnegan (2)      Managing Director, General Counsel and Director       36

(1)  Through January 24, 1997 only
(2)  As of January 25, 1997

     Mr. O'Connor and Mr. Coughlin have served in an executive capacity since the organization of the Managing General Partner on October 16, 1985. Mr. Gardiner and Mr. Twining have served in their capacities since June 1994, and Mr. Mackowiak has served in his capacity since January 1, 1996. All of these individuals will continue to serve in such capacities until their successors are elected and qualified.

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

     Joseph W. O'Connor has been President, Chief Executive Officer and a Director of AEW Real Estate Advisors, Inc. ("AEW"), formerly known as Copley Real Estate Advisors, Inc., since January, 1982. He was a Principal of AEW from 1985 to 1987 and has been a Managing Director of AEW since January 1, 1988. He has been active in real estate for 28 years. From June, 1967, until December, 1981, he was employed by New England Mutual Life Insurance Company ("The New England"), which has been merged with and into Metropolitan Life Insurance Company, most recently as a Vice President in which position he was responsible for The New England's real estate portfolio. He received a B.A. from Holy Cross College and an M.B.A. from Harvard Business School.

     Daniel J. Coughlin was a Principal of AEW from 1985 to 1987 and has been a Managing Director of AEW since January 1, 1988 and a Director of AEW since July 1994. Mr. Coughlin has been active in financial management and control for 22 years. From June, 1974 to December, 1981, he was a Real Estate Administration Officer in the Investment Real Estate Department at The New England. Since January, 1982, he has been in charge of the asset management division of AEW. Mr. Coughlin is a Certified Property Manager and a licensed real estate broker. He received a B.A. from Stonehill College and an M.B.A. from Boston University.

     Peter P. Twining was a Managing Director and General Counsel of AEW until January 24, 1997 when he resigned from all offices and directorships. As such, he was responsible for general legal oversight and policy with respect to AEW and its investment portfolios. Before being promoted to this position in January 1994, he was a Vice President/Principal and senior lawyer responsible for assisting in the oversight and management of AEW's legal operations. Before joining AEW in 1987, he was a senior member of the Law Department at The New England and was associated with the Boston law firm, Ropes and Gray. Mr. Twining is a graduate of Harvard College and received his J.D. in 1979 from Northeastern University.

     Wesley M. Gardiner, Jr. joined AEW in 1990 and has been a Vice President at AEW since January, 1994. From 1982 to 1990, he was employed by Metric Realty, a nationally-known real estate investment advisor and syndication firm, as a portfolio manager responsible for several public and private limited partnerships. His career at AEW has included asset management responsibility for the company's Georgia and Texas holdings. Presently, as a Vice President and Team Leader, Mr. Gardiner has overall responsibility for all the partnerships advised by AEW whose securities are registered under the Securities and Exchange Act of 1934. He received a B.A. in Economics from the University of California at San Diego.

     Daniel C. Mackowiak has been a Vice President of AEW since January 1989 and has been a Vice President and the Principal Financial and Accounting Officer of the Managing General Partner since January 1996. Mr. Mackowiak previously held the offices of Chief Accounting Officer of AEW from January 1989 through April 1994 and Vice President and Principal Financial and Accounting Officer of the Managing General Partner between January 1989 and May 1994. From 1975 until joining AEW, he was employed by the public accounting firm of Price Waterhouse, most recently as a Senior Audit Manager. He is a certified public accountant and has been active in the field of accounting his entire business career. He received a B.S. from Nichols College and an M.B.A. from Cornell University.

     James J. Finnegan is the Assistant General Counsel of AEW Capital Management, L.P. ("AEW Capital Management") and has succeeded Peter Twining as Managing Director, General Counsel and Director of AEW, a subsidiary of AEW
Capital Management.   Mr. Finnegan served as Vice President and Assistant
General Counsel of Aldrich, Eastman & Waltch, L.P., a predecessor to AEW Capital Management. Mr. Finnegan has over ten years of experience in real estate law, including seven years of experience in private practice with major New York City and Boston law firms. Mr. Finnegan also serves as the firm's securities and regulatory compliance officer. Mr. Finnegan is a graduate of the University of Vermont (B.A.) and Fordham University School of law (J.D.).

     Mr. O'Connor is a director of Evans Withycombe Residential, Inc., a Maryland corporation organized as a real estate investment trust which is listed for trading on the New York Stock Exchange. None of the other directors of the Managing General Partner is a director of a company with a class of securities registered pursuant to Section 12 of the Securities Exchange of 1934. All of the directors and officers of the Managing General Partner also serve as directors and officers of one or more corporations which serve as general partners of publicly-traded real estate limited partnerships which are affiliated with the Managing General Partner.

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

     The following table sets forth the amounts of the fees and cash distributions and reimbursements of out-of-pocket expenses which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the year ended December 31, 1996.

                                                                             Amount of
                                                                           Compensation
                                                                               and
Receiving Entity                        Type of Compensation               Reimbursement
----------------                        --------------------               -------------
General Partners                        Share of Distributable Cash        $      48,658

AEW Real Estate Advisors, Inc.          Management Fees and
(formerly known as Copley Real          Reimbursement of Expenses                496,395
Estate Advisors, Inc.)

New England Securities Corporation      Servicing Fees and
                                        Reimbursement of Expenses                 24,040
                                                                           -------------
                                        TOTAL                              $     569,093
                                                                           =============

     For the year ended December 31, 1996 the Partnership allocated $52,432 of taxable income to the General Partners.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

(a)  Security Ownership of Certain Beneficial Owners
     -----------------------------------------------

     No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 1996. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

     Except as expressly provided in the Partnership Agreement, the right to manage the business of the Partnership is vested exclusively in the Managing General Partner.

(b)  Security Ownership of Management.
     --------------------------------

     An affiliate of the Managing General Partner of the Partnership owned 1,613 Units as of December 31, 1996.

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

(b) Reports on Form 8-K. During the last quarter of the year ended December 31, 1996, the Partnership filed no Current Report on Form 8-K.

                    New England Life Pension Properties IV;

                       A Real Estate Limited Partnership






                             Financial Statements

                                 * * * * * * *





                               December 31, 1996

                    NEW ENGLAND LIFE PENSION PROPERTIES IV;
                    --------------------------------------
                       A REAL ESTATE LIMITED PARTNERSHIP
                       ---------------------------------

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULE
                  ------------------------------------------

                                                                            Page
Report of Independent Accountants..........................................

Financial Statements:

     Balance Sheet - December 31, 1996 and 1995............................

     Statement of Operations -
        Years ended December 31, 1996, 1995 and 1994.......................

     Statement of Changes in Partners' Capital (Deficit) -
        Years ended December 31, 1996, 1995 and 1994.......................

     Statement of Cash Flows -
        Years ended December 31, 1996, 1995 and 1994.......................

     Notes to Financial Statements.........................................

Financial Statement Schedule:

     Schedule III - Real Estate and Accumulated
        Depreciation at December 31, 1996..................................

                       Report of Independent Accountants
                       ---------------------------------


To the Partners

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

In our opinion, based upon our audits and the reports of other auditors, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of New England Life Pension Properties IV; a Real Estate Limited Partnership (the "Partnership") at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Fourth Copley Corp., the Managing General Partner of the Partnership; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Partnership's Decatur TownCenter II joint venture investee for the year ended December 31, 1995, which results of operations are recorded using the equity method of accounting in the Partnership's financial statements. Equity in joint venture income for this venture was $680,012 for the year ended December 31, 1995. We also did not audit the financial statements of the Partnership's Columbia Gateway Corporate Park and 270 Technology Center joint venture investees for the years ended December 31, 1996, 1995 and 1994, which results of operations are recorded using the equity method of accounting in the Partnership's financial statements. Equity in joint venture income for these ventures aggregated $1,415,605, $1,371,477 and $1,006,828 for the years ended December 31, 1996, 1995 and 1994, respectively. We also did not audit the financial statements of the Partnership's investment in Reflections and Metro Business Center for the years ended December 31, 1996, 1995 and 1994. Operating income for these investments was $809,714 for the year ended December 31, 1996, and equity in joint venture income was $339,763, $1,045,307 and $979,625 for the years ended December 31, 1996, 1995 and 1994, respectively. We also did not audit the financial statements of the Partnership's investment in Palms Business Centers for the years ended December 31, 1996, 1995 and 1994. Operating income for this investment was $1,806,638 and $1,770,345 for the years ended December 31, 1996 and 1995, and equity in joint venture income was $1,053,707 for the year ended December 31, 1994. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amount included for the equity in joint venture income for Decatur TownCenter II for the year ended December 31, 1995, and for Columbia Gateway Corporate Park and 270 Technology Center for the years ended December 31, 1996, 1995 and 1994, and for the operating income and equity in joint venture income for Reflections, Metro Business Center and Palms Business Centers for the years ended December 31, 1996, 1995 and 1994 is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Managing General Partner, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors for the years ended December 31, 1996, 1995 and 1994 provide a reasonable basis for the opinion expressed above.



/s/Price Waterhouse
-------------------
Boston, Massachusetts
March 24, 1997

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEET

                                                                      December 31,
                                                            -------------------------------

                                                               1996                 1995
                                                            -----------         -----------
ASSETS

Real estate investments:
  Joint ventures                                            $15,733,520         $40,466,827
  Property, net                                              27,204,871          12,108,290
                                                            -----------         -----------
                                                             42,938,391          52,575,117

Cash and cash equivalents                                     5,045,964           4,051,999
Short-term investments                                        2,726,532           3,364,539
                                                            -----------         -----------


                                                            $50,710,887         $59,991,655
                                                            ===========         ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                            $   119,344         $   129,043
Accrued management fee                                           56,277              61,449
Deferred management and disposition fees                      3,333,754           2,806,904
                                                            -----------         -----------
Total liabilities                                             3,509,375           2,997,396
                                                            -----------         -----------


Partners' capital (deficit):
  Limited partners ($766 and $863 per unit,
    respectively; 120,000 units authorized,
    94,997 units issued and outstanding)                     47,361,993          57,148,961
  General partners                                             (160,481)           (154,702)
                                                            -----------         -----------
Total partners' capital                                      47,201,512          56,994,259
                                                            -----------         -----------

                                                            $50,710,887         $59,991,655
                                                            ===========         ===========

               (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF OPERATIONS

                                                       Year ended December 31,
                                               -------------------------------------
                                                   1996         1995         1994
                                               -----------   ----------   ----------
INVESTMENT ACTIVITY

Property rentals                               $ 4,173,714   $2,379,352   $        -
Property operating expenses                     (1,557,362)    (609,007)           -
Depreciation and amortization                     (805,522)    (444,790)           -
                                               -----------   ----------   ----------
                                                 1,810,830    1,325,555            -

Joint venture earnings                           1,980,804    3,096,796    3,827,109
Amortization                                       (12,928)     (19,377)     (26,525)
                                               -----------   ----------   ----------

 Total real estate operations                    3,778,706    4,402,974    3,800,584

Gain on sales of property by joint ventures      1,055,591            -      399,865
                                               -----------   ----------   ----------

 Total real estate activity                      4,834,297    4,402,974    4,200,449

Interest on cash equivalents
 and short-term investments                        372,010      430,587      349,461
                                               -----------   ----------   ----------

 Total investment activity                       5,206,307    4,833,561    4,549,910
                                               -----------   ----------   ----------

PORTFOLIO EXPENSES

Management fee                                     481,249      570,551      479,161
General and administrative                         332,545      350,113      318,648
                                               -----------   ----------   ----------
                                                   813,794      920,664      797,809
                                               -----------   ----------   ----------

NET INCOME                                     $ 4,392,513   $3,912,897   $3,752,101
                                               ===========   ==========   ==========

Net income per limited
 partnership unit                              $     45.78   $    40.78   $    39.10
                                               ===========   ==========   ==========

Cash distributions per limited
 partnership unit                              $    148.80   $   115.94   $    47.19
                                               ===========   ==========   ==========

Number of limited partnership units
 outstanding during the year                        94,997       94,997       94,997
                                               ===========   ==========   ==========

               (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                                   Year ended December 31,
                         ----------------------------------------------------------------------------
                                  1996                       1995                      1994
                             --------------            ---------------            --------------

                         General        Limited     General        Limited     General       Limited
                         Partners       Partners    Partners       Partners    Partners      Partners
                         --------       --------    --------       --------    --------      --------
Balance at beginning
  of year               $(154,702)  $ 57,148,961   $(135,355)  $ 64,289,145   $(127,594)  $65,057,473

Cash distributions        (49,704)   (14,135,556)    (58,476)   (11,013,952)    (45,282)   (4,482,908)

Net income                 43,925      4,348,588      39,129      3,873,768      37,521     3,714,580
                        ---------   ------------   ---------   ------------   ---------   -----------

Balance at end
  of year               $(160,481)  $ 47,361,993   $(154,702)  $ 57,148,961   $(135,355)  $64,289,145
                        =========   ============   =========   ============   =========   ===========

               (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF CASH FLOWS

                                                                 Year ended December 31,
                                                        ------------------------------------------
                                                            1996           1995           1994
                                                        -------------  -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $  4,392,513   $  3,912,897   $ 3,752,101
  Adjustments to reconcile net income
     to net cash provided by operating activities:
     Depreciation and amortization                           818,450        464,167        26,525
     Equity in joint venture earnings                     (1,980,804)    (3,096,796)   (3,827,109)
     Cash distributions from joint ventures                2,350,903      3,928,414     5,919,979
     Gain on sales of property by joint ventures          (1,055,591)             -      (399,865)
     Decrease (increase) in investment income
     and other receivables                                    20,992        (24,016)       95,390
     Increase in deferred leasing commissions                (58,972)             -             -
     Decrease (increase) in property working capital         138,293        148,652             -
     Increase in operating liabilities                       225,753        181,550       285,902
     Payment of deferred management fee                            -       (175,374)            -
                                                        ------------   ------------   -----------
  Net cash provided by operating activities                4,851,537      5,339,494     5,852,923
                                                        ------------   ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sales of property                      9,333,325              -     5,097,115
  Deferred disposition fees                                  286,226              -       164,160
  Investment in joint ventures                                     -              -    (1,928,609)
  Payment of note payable to venture partner                (100,000)      (130,000)            -
  Investment in property                                     (72,441)       (51,768)            -
  Decrease (increase) in short-term
     investments, net                                        617,015     (2,403,566)    5,566,195
  Loan repayment by joint venture partner                    263,563              -             -
                                                        ------------   ------------   -----------
  Net cash provided by (used in) investing
     activities                                           10,327,688     (2,585,334)    8,898,861
                                                        ------------   ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITY:
  Distributions to partners                              (14,185,260)   (11,072,428)   (4,528,190)
                                                        ------------   ------------   -----------
  Net cash used in financing activity                    (14,185,260)   (11,072,428)   (4,528,190)
                                                        ------------   ------------   -----------

Net increase (decrease) in cash
  and cash equivalents                                       993,965     (8,318,268)   10,223,594

Cash and cash equivalents:
  Beginning of year                                        4,051,999     12,370,267     2,146,673
                                                        ------------   ------------   -----------
  End of year                                           $  5,045,964   $  4,051,999   $12,370,267
                                                        ============   ============   ===========

NON-CASH TRANSACTIONS:

Effective January 1, 1995, the Partnership's joint venture investment in Palms Business Center was converted to a wholly-owned property. The carrying value of this investment at conversion was $12,519,961. Effective April 1, 1996, the Partnership's joint venture investment in Reflections Apartments was converted to a wholly-owned property. The carrying value of this investment at conversion was $10,469,511. Effective July 1, 1996, the Partnership's joint venture investment in Metro Business Center was converted to a wholly-owned property. The carrying value of this investment at conversion was $5,889,261.

                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Business
----------------------------------

     General

     New England Life Pension Properties IV; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other organizations intended to be exempt from federal income tax. The Partnership commenced operations in May, 1986 and acquired the five real estate investments it currently owns prior to the end of 1987. It intends to dispose of its investments within twelve years of their acquisition, and then liquidate; however, the Managing General Partner could extend the investment period if it is considered to be in the best interest of the limited partners.

     The Managing General Partner of the Partnership is Fourth Copley Corp., a wholly-owned subsidiary of AEW Real Estate Advisors, Inc. ("AEW"), formerly known as Copley Real Estate Advisors, Inc. ("Copley"). The associate general partner is CCOP Associates Limited Partnership, a Massachusetts limited partnership, the general partners of which are managing directors of AEW and/or officers of the Managing General Partner. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by AEW pursuant to an advisory contract.

     On December 10, 1996, Copley's parent, New England Investment Companies, Limited Partnership ("NEIC"), a publicly traded master limited partnership, acquired certain assets subject to then existing liabilities from Aldrich, Eastman & Waltch, Inc. and its affiliates and principals (collectively "the AEW Operations"). Simultaneously, a new entity, AEW Capital Management, L.P., was formed into which NEIC contributed its interest in Copley and its affiliates. As a result, the AEW Operations were combined with Copley to form the business operations of AEW Capital Management, L.P. This transaction is not expected to have a material effect on the operations of the Partnership.

     Prior to August 30, 1996, New England Mutual Life Insurance Company ("The New England") was NEIC's principal unit holder and owner of all of the outstanding stock of NEIC's general partner. On August 30, 1996, The New England merged with and into Metropolitan Life Insurance Company ("Met Life"). Met Life is the surviving entity and, therefore, through a wholly-owned subsidiary, became the owner of the units of partnership interest previously owned by The New England and of the stock of NEIC's general partner. This transaction is not expected to have a material effect on the operations of the Partnership.

     At December 31, 1996 and 1995, an affiliate of the Managing General Partner owned 1,613 and 1,558 units of limited partnership interest, respectively, which were repurchased from certain qualified plans, within specified annual limitations provided for in the Partnership Agreement.

     Management

     AEW, as advisor, is entitled to receive stipulated fees from the Partnership in consideration of services performed in connection with the management of the Partnership and the acquisition and disposition of Partnership investments in real property. Partnership management fees are 9% of distributable cash flow from operations, as defined, before deducting such fees. Payment of 50% of management fees incurred is deferred until cash distributions to limited partners exceed a specified rate. Cash distributions for the first quarter of 1995 exceeded the stipulated minimum, which resulted in a payment to AEW of previously deferred management fees totaling $175,374. Deferred management fees were $2,334,875 and $2,094,251 at December 31, 1996 and 1995, respectively. AEW is also reimbursed for expenses incurred in connection with administering the Partnership ($15,146 in 1996, $13,874 in 1995 and $21,155 in 1994). Acquisition fees paid were based on 2% of the gross proceeds from the offering. Disposition fees are generally 3% of the selling price of the property, but are subject to the prior receipt by the limited partners of their capital contributions plus a stipulated return thereon. Deferred disposition fees were $998,879 and $712,653 at December 31, 1996 and 1995, respectively.

     New England Securities Corporation, an indirect subsidiary of Met Life, is engaged by the Partnership to act as its unit holder servicing agent. Fees and out-of-pocket expenses for such services totaled $24,040, $21,543, and $30,526 in 1996, 1995 and 1994, respectively.


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

     Real Estate Joint Ventures

     Investments in joint ventures, including loans made to venture partners, which are in substance real estate investments, are stated at cost plus (minus) equity in undistributed joint venture income (losses). Allocations of joint venture income (losses) were made to the Partnership's venture partners as long as they had substantial economic equity in the project. Economic equity is measured by the excess of the appraised value of the property over the Partnership's total cash investment plus accrued preferential returns and interest thereon. Currently, the Partnership records an amount equal to 100% of the operating results of each joint venture, after the elimination of all inter-entity transactions, except for the one venture jointly owned by an affiliate of the Partnership, which has substantial economic equity in the project. Joint ventures are consolidated with the accounts of the Partnership if, and when, the venture partner no longer shares in the control of the business.

     Property

     Property includes land and buildings and improvements, which are stated at cost less accumulated depreciation, plus other operating net assets (liabilities). The Partnership's initial carrying value of a property previously owned by a joint venture equals the Partnership's carrying value of the predecessor investment on the conversion date.

     Capitalized Costs, Depreciation and Amortization

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

     Certain tenant leases provide for rental increases over the respective lease terms. Rental revenue is being recognized on a straight-line basis over the lease terms.

     Realizability of Real Estate Investments

     The Partnership considers a real estate investment to be impaired when it determines the carrying value of the investment is not recoverable through expected undiscounted cash flows generated from the operations and disposal of the property. The impairment loss is based on the excess of the investment's carrying value over its estimated fair market value. For investments being held for sale, the impairment loss also includes estimated costs of sale. Property held for sale is not depreciated during the holding period. Prior to the adoption of Statement of Financial Accounting Standards No. 121 effective January 1, 1995, the impairment loss was measured based on the excess of the investment's carrying value over its net realizable value.

     The carrying value of an investment may be more or less than its current appraised value. At December 31, 1996 and 1995, the appraised values of certain investments exceeded the related carrying values by an aggregate of $10,000,000 and $9,400,000, respectively; and the appraised values of the remaining investments were less than the related carrying values by an aggregate of $1,200,000 and $1,400,000, respectively.

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

     The Partnership has the positive intent and ability to hold all short-term investments to maturity; therefore, short-term investments are carried at cost plus accrued interest, which approximates market value. At December 31, 1996 and 1995 all investments were in commercial paper with less than three months and seven months, respectively, remaining to maturity.

     Deferred Disposition Fees

     Disposition fees due to AEW related to sales of investments are included in the determination of gains or losses resulting from such transactions.
According to the terms of the advisory contract, payment of such fees has been deferred until the limited partners first receive their capital contributions, plus stipulated returns thereon.

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

Note 3 - Real Estate Joint Ventures
-----------------------------------

     The Partnership had invested in seven real estate joint ventures, organized as general partnerships with a real estate management/development firm, and in one case, with an affiliate of the Partnership. One joint venture sold its property in 1994; another sold its property 1996. One joint venture investment was restructured into a wholly-owned property in 1995; and two joint venture investments were restructured into wholly-owned properties in 1996. The Partnership made capital contributions to the ventures, which are generally subject to preferential cash distributions at a specified rate and to priority distributions with respect to sale or refinancing proceeds. The Partnership also made loans to certain of its venture partners who, in turn, contributed the proceeds to the capital of the venture. The loans bear interest at a specified rate. The loans are in substance real estate investments and are accounted for accordingly. The joint venture agreements provide for the funding of cash flow deficits by the venture partners in proportion to their ownership interests, and for the dilution of their ownership share in the event a venture partner does not contribute proportionately.

     The respective real estate management/development firms are responsible for day-to-day development and operating activities, although overall authority and responsibility for the business is shared by the venturers. The real estate development/management firms or their affiliates also provide various services to the respective joint ventures for a fee.

     The following is a summary of cash invested in joint ventures, net of returns of capital and excluding acquisition fees:


                               Preferential                      December 31,
    Investment/                   Rate of     Ownership          ------------
    Location                      Return       Interest       1996         1995
    -----------                -------------  ----------  ------------  -----------
Reflections                            10.5%         60%             -  $13,650,242
       Ft. Myers, Florida

Metro Business Center
       Phoenix, Arizona                10.5%         80%             -  $ 8,836,989

Columbia Gateway Corp. Park
       Columbia, Maryland              10.5%      34.75%   $12,580,704  $12,580,704

270 Technology Center
       Frederick, Maryland             10.0%         50%   $ 4,886,902  $ 4,886,902

Decatur TownCenter II
       Decatur, Georgia                10.5%         60%             -  $10,985,575

     Reflections

     On August 1, 1986, the Partnership entered into a joint venture with an affiliate of Oxford Development Corporation to construct and operate a multi-family apartment complex. The Partnership's commitment is for a total cash investment of $14,475,000, $5,790,000 of which is a loan to the venture partner. In May 1992, the Partnership agreed to extend the maturity of the loan from August, 1996 to December, 1999 and the venture partner agreed to pay interest at a minimum of 7% per annum with the unpaid amount subject to compounding at 10.5%. The loan is secured by the venture partner's interest in the joint venture, as well as a guarantee from an affiliate of the venture partner. In the second quarter of 1996, the joint venture agreement was amended, whereby the Partnership's venture partner became an indirect limited partner. Accordingly, this investment has been accounted for as a wholly-owned property since April 1, 1996. (See Note 4.)

     In connection with the ownership restructuring, the Partnership agreed to release the affiliate of the venture partner from its guarantee upon payment to the Partnership of $650,000. The Partnership received $250,000 at the time the agreement was executed. During the third quarter of 1996, the Partnership received an additional $263,563. The first payment was accounted for as a reduction of previously accrued investment income. The second payment was accounted for as a reduction of the Partnership's investment in the property.

     Metro Business Center

     On September 15, 1986, the Partnership entered into a joint venture with an affiliate of Hewson Properties, Inc., to construct and operate four multi-tenant office/warehouse buildings. The Partnership committed to make a maximum cash investment of $9,568,000, $3,988,000 of which is a loan to the venture partner. The loan was to mature in October 1996 and was secured by the venture partner's interest in the joint venture. Effective January 1, 1996, the joint venture agreement was amended to grant the Partnership full control over management decisions, beginning July 1, 1996. As full control over the operation of this investment was not transferred until July 1, 1996, the Partnership accounted for this investment as a joint venture until that date.

     Effective December 30, 1996, the property owned by the joint venture was distributed to the venture partners as tenants-in-common. The Partnership, however, retained its overall decision-making authority. The property interest distributed to the Hewson affiliate is encumbered by the aforementioned loan to the Hewson affiliate. The note was amended to mature on February 1, 1997 and is secured by a recorded deed-of-trust which provides that the note is due upon the sale of the collateral. In connection with this transaction, the Partnership obtained the option to purchase the tenancy-in-common interest of the Hewson affiliate at its fair market value beginning February 1, 1997.

     Columbia Gateway Corporate Park

     On December 21, 1987, the Partnership entered into a joint venture with an affiliate of the Partnership and with an affiliate of the Manekin Corporation to construct and operate seven research and development/office buildings, of which six have been constructed to date. The Partnership committed to make a $14,598,000 capital contribution. The Partnership and its affiliate collectively have a 50% interest in the joint venture. The minimum future rentals due to the venture under non-cancelable operating leases are: $1,176,271 in 1997, $1,115,722 in 1998, $1,007,807 in 1999, $411,261 in 2000 and 2001, and
$1,096,697 thereafter.

     In 1993, the Managing General Partner determined that the carrying value of this investment should be reduced to its estimated net realizable value, which resulted in an investment valuation allowance of $1,050,000.

     270 Technology Center

     On December 22, 1987, the Partnership entered into a joint venture with an affiliate of the Manekin Corporation to construct and operate two research and development/office buildings. The Partnership committed to make a $5,150,000 capital contribution. The minimum future rentals due to the venture under non-cancelable operating leases are: $332,474 in 1997, $158,600 in 1998 and $68,325 in 1999.

     Sale of Decatur TownCenter II

     On December 31, 1987, the Partnership entered into a joint venture with an affiliate of Pope & Land Enterprises to construct and operate an office building. The Partnership contributed a total of $10,985,575 to the venture.
On October 10, 1996, the joint venture sold its property for a total sales price of $9,540,860. In conjunction with this sale, the joint venture was also dissolved. After closing costs, the Partnership received proceeds of $9,333,325 and recognized a gain on the sale of $1,055,591 ($11 per limited partnership unit.) A disposition fee of $286,226 was accrued but not paid to AEW. A capital distribution to the limited partners was made on October 24, 1996 in the aggregate amount of $9,214,709 ($97 per limited partnership unit).

     Sale of Rancho Cucamonga

     On September 4, 1986, the Partnership entered into a joint venture with an affiliate of Vance Charles Mape III to construct and operate a warehouse facility in Rancho Cucamonga, California. The Partnership made a contribution of $5,273,545. On December 30, 1994, the joint venture sold the property for a total sales price of $5,472,000. After closing costs, the Partnership received proceeds of $5,261,275 and recognized a gain on the sale of $399,865 ($4.17 per limited partnership unit). A disposition fee of $164,160 was accrued but not paid to AEW. A capital distribution to the limited partners was made on January 26, 1996 in the aggregate amount of $5,224,835 ($55.00 per limited partnership unit).

Summarized Financial Information
--------------------------------

     The following summarized financial information is presented in the aggregate for the joint ventures (two in 1996 and five in 1995):

                             Assets and Liabilities
                             ----------------------

                                                  December 31,
                                          ----------------------------
                                             1996             1995
                                          -----------      -----------
Assets
 Real property, at cost less
   accumulated depreciation
   of $2,882,980 and
   $10,623,335, respectively              $19,857,292      $41,201,074
 Other                                        466,934        1,224,883
                                          -----------      -----------
                                           20,324,226       42,425,957

Liabilities                                    76,032          314,534
                                          -----------      -----------

Net assets                                $20,248,194      $42,111,423
                                          ===========      ===========

                             Results of Operations
                             ---------------------

                                          Year ended December 31,
                                  ---------------------------------------
                                     1996          1995           1994
                                  ----------    ----------     ----------
Revenue
 Rental income                    $4,926,504    $7,364,285     $9,306,359
 Other income                        138,669       173,436        291,152
                                  ----------    ----------     ----------

                                   5,065,173     7,537,721      9,597,511
                                  ----------    ----------     ----------

Expenses
 Operating expenses                1,690,232     2,491,930      3,139,433
 Depreciation and amortization     1,038,931     1,583,687      2,430,786
                                  ----------    ----------     ----------
                                   2,729,163     4,075,617      5,570,219
                                  ----------    ----------     ----------

Net income                        $2,336,010    $3,462,104     $4,027,292
                                  ==========    ==========     ==========

     Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to one joint venture) its affiliate on behalf of their various financing arrangements with the joint ventures.

     The Rancho Cucamonga investment was sold on December 30, 1994 and the Decatur TownCenter II investment was sold on October 10, 1996. The Palms Business Center, Reflections and Metro Business Center investments were converted to wholly-owned properties on January 1, 1995, April 1, 1996 and July 1, 1996, respectively. The above amounts include results of operations through those dates.


Note 4 - Property
-----------------

     Palms Business Center

     Effective January 1, 1995, the Palms Business Center joint venture was restructured, giving the Partnership control over management decisions. Since that date, the investment has been accounted for as a wholly-owned property.
The carrying value of the joint venture investment at conversion ($12,519,961) was allocated to land, building and improvements, amount payable to venture partner and other net operating liabilities. The venture partner will receive 40% of the excess cash flow above a specified level until the initial obligation of $360,000 is repaid in full. As of December 31, 1996, $130,000 of the initial obligation remains unpaid.

     The buildings and improvements (fifteen office/industrial buildings in Las Vegas, Nevada) are being depreciated over 25 years, beginning January 1, 1995.


     Reflections

     Effective April 1, 1996, the Reflections joint venture was restructured, whereby the Partnership's venture partner became an indirect limited partner. Accordingly, the investment has been accounted for as a wholly-owned property since that date. The carrying value of the joint venture investment at conversion ($10,469,511) was allocated to land, building and improvements and other net operating assets.

     The buildings and improvements (a multi-family apartment complex in Fort Meyers, Florida) are being depreciated over 25 years, beginning April 1, 1996.

     Metro Business Center

     Effective July 1, 1996, the Partnership obtained control over all management decisions related to the properties owned by the Metro Business Center joint venture (and subsequently by the tenants-in common). (See Note 3.) Since that date, the investment has been accounted for as a wholly-owned property. The carrying value of the joint venture investment at conversion ($5,889,261) was allocated to land, buildings and improvements, and other net operating assets.

     The buildings and improvements (four office/warehouse buildings in Phoenix, Arizona) are being depreciated over 25 years, beginning July 1, 1996.

     The following is a summary of the Partnership's investment in properties (three in 1996 and one in 1995):




                             Assets and Liabilities
                             ----------------------

                                                           December 31,
                                                    --------------------------
                                                        1996          1995
                                                    ------------  ------------

       Land                                         $ 6,523,605   $ 3,072,333
       Buildings and improvements
          and other capitalized costs                22,122,254     9,780,823
       Accumulated depreciation and amortization     (1,171,576)     (444,790)
       Payable to venture partner                      (130,000)     (230,000)
       Net operating liabilities                       (139,412)      (70,076)
                                                    -----------   -----------
                                                    $27,204,871   $12,108,290
                                                    ===========   ===========

     Tenant leases provide for minimum rents, subject to periodic adjustments. Tenants are also generally obligated to reimburse their pro-rata share of operating expenses. The minimum rents due under non-cancelable operating leases at all of the Partnership's properties are as follows: $2,209,687 in 1997; $1,080,306 in 1998; $415,545 in 1999; $149,560 in 2000, and $65,480 thereafter.

Note 5 - Income Taxes
---------------------

     The Partnership's income for federal income tax purposes differs from that reported in the accompanying statement of operations as follows:

                                            Year ended December 31,
                                    ----------------------------------------
                                        1996           1995          1994
                                    ------------    ----------    ----------
Net income per financial
 statements                          $4,392,513     $3,912,897    $3,752,101
Timing differences:
   Joint venture earnings               539,479        978,808     1,092,778
   Depreciation and amortization        230,922        125,347        26,525
   Expenses                             253,552         28,383       244,047
   Gain (loss) on sale                 (173,256)             -       756,363
                                     ----------     ----------    ----------

Taxable income                       $5,243,210     $5,045,435    $5,871,814
                                     ==========     ==========    ==========

Note 6 - Partners' Capital
--------------------------

     Allocation of net income (losses) from operations and distributions of distributable cash from operations, as defined, are in the ratio of 99% to the limited partners and 1% to the general partners. Cash distributions are made quarterly.

     Net sale proceeds and financing proceeds are allocated first to limited partners to the extent of their contributed capital plus a stipulated return thereon, as defined, second to pay disposition fees, and then 85% to the limited partners and 15% to the general partners. As a result of returns of capital from sales transactions, the adjusted capital contribution per limited partnership unit was reduced from $1,000 to $918 in 1993, to $863 in 1995 and to $766 in 1996. No capital distributions have been made to the general partners. Income from a sale is allocated in proportion to the distribution of related proceeds, provided that the general partners are allocated at least 1%. Income or losses from a sale, if there are no residual proceeds after the repayment of the related debt, will be allocated 99% to the limited partners and 1% to the general partners.


Note 7 - Subsequent Event
-------------------------

     Distributions of cash from operations relating to the quarter ended December 31, 1996 were made on January 30, 1997 in the aggregate amount of $1,138,045 ($11.86 per limited partnership unit).

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

Schedule III
REAL ESTATE AND ACCUMULATED DEPRECIATION
AT DECEMBER 31, 1996

                                                                        Initial Cost to
                                                                        the Partnership
                                            ----------------------------------------------------------------------


                                                                         Buildings &              Other Net
Description                                         Land                 Improvements        Operating Liabilities
-----------                                 --------------------      -------------------    ---------------------
50% interest in
Morf VI Venture.                                                                                See Note B
Owners of two single story                  -------------------------------------------------
office/research and
development buildings in
Frederick, Maryland.

34.75% interest in                                                                              See Note B
Gateway 51 Partnership.                     -------------------------------------------------
The Partnership has constructed
six office and research and
development buildings, and owns
land in Columbia, Maryland.


                                            ----------------------------------------------------------------------
          Total Joint Ventures
                                            ======================================================================

Las Vegas, NV
    -Rancho Road Associates                          $3,072,333              $9,729,055            ($281,424)

Fort Myers, FL
    - Lee Partners                                    1,571,173               8,653,313              245,029

Phoeniz, AZ
   -Copley/Hewson Northwest                            1,880,099              3,879,241              129,921

                                            ----------------------------------------------------------------------
    Total Wholly-Owned Properties                     6,523,605              22,261,609               93,526
                                            ----------------------------------------------------------------------

                                                Costs Subsequent                            Gross amount at which
                                                  to Acquisition                           Carried at Close of Per
                                            -----------------------------------  ---------------------------------------------

                                                             Change in
                                            Improvements      Working                   Buildings &          Other Net
Description                                                   Capital        Land       Improvements    Operating Liabilities
                                            ------------   -------------  ----------   --------------  -----------------------
50% interest in
Morf VI Venture.
Owners of two single story                  ----------------------------------------------------------------------------------
office/research and
development buildings in
Frederick, Maryland.

34.75% interest in
Gateway 51 Partnership.                     ----------------------------------------------------------------------------------
The Partnership has constructed
six office and research and
development buildings, and owns
land in Columbia, Maryland.


                                            ----------------------------------------------------------------------------------
          Total Joint Ventures
                                            ==================================================================================

Las Vegas, NV
    -Rancho Road Associates                      $51,768     $189,756     $3,072,333     $9,780,823             ($91,668)

Fort Myers, FL
    - Lee Partners                                42,591     (606,078)     1,571,173      8,695,904             (361,053)

Phoeniz, AZ
   -Copley/Hewson Northwest                       29,850     (131,440)     1,880,099      3,909,091               (1,519)

                                            ----------------------------------------------------------------------------------
    Total Wholly-Owned Properties                124,209     (547,762)     6,523,605     22,385,818             (454,240)
                                            ----------------------------------------------------------------------------------

                                                              Accumulated           Date of            Date          Depreciable
Description                                Total              Depreciation       Construction        Acquired           Life
-----------                         --------------------  --------------------  ----------------  ---------------  ----------------
50% interest in
Morf VI Venture.
Owners of two single story               $4,722,717            N/A                     1987           12/22/87          50 Years
office/research and
development buildings in
Frederick, Maryland.

34.75% interest in
Gateway 51 Partnership.                 $11,010,803            N/A                     1992           12/21/87          50 years
The Partnership has constructed
six office and research and
development buildings, and owns
land in Columbia, Maryland.


                                        -----------
          Total Joint Ventures          $15,733,520
                                        -----------

Las Vegas, NV
    -Rancho Road Associates             $12,761,488            ($894,659)              1988           12/29/86          25 Years
                                                                                                    Converted to
                                                                                                 wholly-owned 1/1/95

Fort Myers, FL                                                                                         8/1/86           25 Years
    - Lee Partners                        9,906,024             (257,265)              1987         Converted to
                                                                                                 wholly-owned 4/1/96

Phoeniz, AZ
   -Copley/Hewson Northwest               5,787,671              (98,388)              1987            9/15/86          25 Years
                                                                                                    Converted to
                                                                                                 wholly-owned 7/1/96
                                        ---------------------------------
    Total Wholly-Owned Properties        28,455,183           (1,250,312)
                                        =================================

NEW ENGLAND PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

SCHEDULE III NOTE A
AT DECEMBER 31, 1996

                             ----------------------------------------------------------------------------------------------------
                               Balance      Conversion to       Additions to                                        Change in
                                as of        Wholly-Owned          Lease          Additions to    Write Down     Property Working
Description                   12/31/95        Property         Commissions          Property      of Property       Capital
--------------------------   ------------------------------------------------------------------------------------------------------
Fort Myers, FL.
 - Lee Partners                       $0        $10,469,511             $0           $42,591            $0           ($606,078)

Las Vegas, NV.
 - Rancho Road Associates     12,553,080                  0         37,164                 0             0             171,244

Phoenix, AZ
 - Copley/Hewson Northwest             0          5,889,261         21,808            29,850             0            (153,248)

                             --------------------------------------------------------------------------------------------------
Total Wholly-Owned Property  $12,553,080        $16,358,772        $58,972           $72,441            $0           ($588,082)
                             ==================================================================================================

                             ---------------------------------------------------------------------------------------
                                                       12/31/95              1996                     12/31/96
                                     Balance          Accumulated         Depreciation              Accumulated
                                      as of        Depreciation and       and Amortization        Depreciation and
Description                         12/31/96          Amortization          Expense                 Amortization
--------------------------   ---------------------------------------------------------------------------------------
Fort Myers, FL.
 - Lee Partners                     $9,906,024                   $0         ($257,265)               $257,265

Las Vegas, NV.
 - Rancho Road Associates           12,761,488
                                                            444,790          (449,869)               $894,659
Phoenix, AZ
 - Copley/Hewson Northwest           5,787,671
                                                                  0           (98,388)                $98,388
                                   --------------------------------------------------------------------------
Total Wholly-Owned Property        $28,455,183             $444,790         ($805,522)             $1,250,312
                                   ==========================================================================

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

Schedule III NOTE B
AT DECEMBER 31, 1996


                                                                                                                     CASH
                                      PERCENT         BALANCE    INVESTMENT     EQUITY     1996 AMORTIZATION     DISTRIBUTION
                                        OF             AS OF      IN JOINT      INCOME/       OF DEFERRED            FROM
        DESCRIPTION                  OWNERSHIP       12/31/95     VENTURES      (LOSS)      ACQUISITION FEES     JOINT VENTURE
     -----------------               ---------     -----------   ----------    --------    -----------------     -------------
       Lee Partners                    60%         $10,659,267          $0     $161,081             ($1,550)       ($349,287)

       Copley/Hewson
    Northwest Associates               80%           5,832,584           0      178,682              (2,005)        (120,000)

      MORF VI Venture                  50%           4,691,768           0      594,788              (1,840)        (561,999)

Decatur TownCenter II Associates       60%           8,325,253           0      225,436              (4,064)        (555,117)

   Gateway 51 Partnership             34.75%        10,957,955           0      820,617              (3,469)        (764,500)
                                                  ------------    --------   ----------    ----------------      -----------
                                                   $40,466,827          $0   $1,980,804            ($12,928)     ($2,350,903)
                                                  ============    ========   ==========    ================      ===========
                                  CONVERSION TO                    BALANCE
                                   WHOLLY-OWNED      1996           AS OF
        DESCRIPTION                  PROPERTY      DISPOSALS       12/31/96
     -----------------             ------------    ---------       --------
       Lee Partners               ($10,469,511)           $0             $0

       Copley/Hewson
    Northwest Associates            (5,889,261)            0              0

      MORF VI Venture                        0             0      4,722,717

Decatur TownCenter II Associates             0    (7,991,508)             0

   Gateway 51 Partnership                    0             0     11,010,803
                                  ------------    ----------   ------------
                                  ($16,358,772)  ($7,991,508)   $15,733,520
                                  ============   ===========   ============

                             FINANCIAL STATEMENTS
                                  INDEX NO. 2

                   AUDITOR'S REPORT AND FINANCIAL STATEMENTS

                           OF GATEWAY 51 PARTNERSHIP


                                                                       Page #
Independent Auditor's Report of Wolpoff and Company, LLP.............

Balance Sheet - December 31, 1996 and 1995...........................

Statement of Income - For the Years ended December 31,
  1996, 1995 and 1994................................................

Statement of Changes in Partners' Capital - For the
  Years ended December 31, 1996, 1995 and 1994.......................

Statement of Cash Flows - For the Years ended
  December 31, 1996, 1995 and 1994...................................

Notes to Financial Statements........................................

                            GATEWAY 51 PARTNERSHIP
                       (A MARYLAND GENERAL PARTNERSHIP)

                               FINANCIAL REPORT

                               DECEMBER 31, 1996

              [LETTERHEAD OF WOLPOFF & COMPANY, LLP APPEARS HERE]


To the Partners
Gateway 51 Partnership (A Maryland General Partnership)
Columbia, Maryland


             INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS
             ----------------------------------------------------

We have audited the balance sheet of Gateway 51 Partnership (A Maryland General Partnership) as of December 31, 1996 and 1995, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gateway 51 Partnership (A Maryland General Partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.


                                    /s/ WOLPOFF & COMPANY, LLP
                                        WOLPOFF & COMPANY, LLP


Baltimore, Maryland
January 25, 1997

                            GATEWAY 51 PARTNERSHIP
                       (A MARYLAND GENERAL PARTNERSHIP)
                        ------------------------------

                                 BALANCE SHEET
                                 -------------

                                    ASSETS
                                    ------

                                                                            December 31,
                                                                 ----------------------------------
                                                                       1996              1995
                                                                 ----------------  ----------------
PROPERTY, AT COST - Notes 1 and 4
  Land                                                            $    4,966,738    $   4,966,738
  Building and Improvements                                           11,358,960       11,124,907
  Preliminary Development Costs                                           42,247           42,247
  Deferred Costs                                                       1,131,070        1,050,284
                                                                 ----------------  ---------------
                                                                      17,499,015       17,184,176
  Less Accumulated Depreciation and Amortization                       1,921,732        1,619,148
                                                                 ----------------  ---------------

          PROPERTY, NET                                               15,577,283       15,565,028
                                                                 ----------------  ---------------

OTHER ASSETS
  Cash and Cash Equivalents - Note 1                                     195,955          156,930
                                                                 ----------------  ---------------
  Receivables from Tenants
      Rents and Expense Billings                                          37,166              -0-
      Tenant Improvement Loans - Note 3                                      688           32,745
      Deferred Rent Receivable - Note 1                                   44,947           41,080
                                                                 ----------------  ---------------
                                                                          82,801           73,825
                                                                 ----------------  ---------------

  Prepaid Expenses                                                        42,572           36,270
                                                                 ----------------  ---------------

          TOTAL OTHER ASSETS                                             321,328          267,025
                                                                 ----------------  ---------------


                                                                 $    15,898,611    $  15,832,053
                                                                 ================  ===============



_______________

The notes to financial statements are an integral part of this statement.

                            GATEWAY 51 PARTNERSHIP
                            ----------------------
                       (A MARYLAND GENERAL PARTNERSHIP)
                       --------------------------------

                                 BALANCE SHEET
                                 -------------

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------


                                                       December 31,
                                              ---------------------------

                                                  1996            1995
                                              -----------     -----------
LIABILITIES
   Accounts Payable and Accrued Expenses      $    41,112     $    24,585
   Tenant Security Deposits                         2,409           2,409
                                              -----------     ===========

     TOTAL LIABILITIES                             43,521          26,994

PARTNERS' CAPITAL - Notes 1 and 2              15,855,090      15,805,059
                                              -----------     ===========

                                              $15,898,611     $15,832,053
                                              ===========     ===========

____________

The notes to financial statements are an integral part of this statement.

                            GATEWAY 51 PARTNERSHIP
                            ----------------------
                       (A MARYLAND GENERAL PARTNERSHIP)
                       --------------------------------

                              STATEMENT OF INCOME
                              -------------------

                                                                      Year Ended December 31,
                                                          ------------------------------------------------

                                                              1996             1995               1994
                                                          -------------     ------------      ------------
REVENUE - Notes 1 and 6
     Gross Rent Potential                                 $    1,684,997    $  1,676,953      $  1,485,628
     Less Vacancies                                              108,412         133,073           314,307
                                                          --------------    ------------      ------------
         Net Rental Income                                     1,576,585       1,543,880         1,171,321
     Expense Reimbursements from Tenants                         364,873         326,449           324,854
     Interest and Other Income                                    18,163          23,511            10,929
                                                          --------------    ------------      ------------

             TOTAL REVENUE                                     1,959,621       1,893,840         1,507,104
                                                          --------------    ------------      ------------

OPERATING EXPENSES
     Real Property Taxes                                         207,855         191,439           188,523
     Building and Grounds Maintenance                            157,314         121,868           113,127
     Management Fees - Note 4                                     57,542          57,915            49,122
     General and Administrative                                   25,856          13,558            32,896
     Utilities                                                    24,890          21,545            24,660
     Bad Debts                                                       -0-             -0-            11,929
     Insurance                                                     9,292           9,992             5,291
                                                          --------------    ------------      ------------

             TOTAL OPERATING EXPENSES                            482,749         416,317           425,548
                                                          --------------    ------------      ------------

OPERATING INCOME                                               1,476,872       1,477,523         1,081,556

ADJUSTMENTS TO ARRIVE AT NET INCOME
     Depreciation and Amortization                               302,585         288,896           308,697
     Abandonment of Tenant Improvements                           24,256             -0-               -0-
                                                          --------------    ------------      ------------
                                                                 326,841         288,896           308,697
                                                          --------------    ------------      ------------

NET INCOME - Note 5                                       $    1,150,031    $  1,188,627      $    772,859
                                                          ==============    ============      ============

_______________________

The notes to financial statements are an integral part of this statement.

                            GATEWAY 51 PARTNERSHIP
                            ----------------------
                       (A MARYLAND GENERAL PARTNERSHIP)
                       --------------------------------

                        STATEMENT OF PARTNERS' CAPITAL
                        ------------------------------


                                                Year Ended December 31,
                                   --------------------------------------------

                                       1996            1995            1994
                                   -------------   -------------   ------------
CAPITAL CONTRIBUTIONS - Note 2
  Prior Years                       $20,267,826     $20,267,826    $17,744,733
  Current Year                              -0-             -0-      2,523,093
                                   -------------   -------------   ------------
                                     20,267,826      20,267,826     20,267,826
                                   -------------   -------------   ------------

CAPITAL PLACEMENT FEE
  Prior Years                          (202,678)       (202,678)      (177,447)
  Current Year                              -0-             -0-        (25,231)
                                   -------------   -------------    -----------
                                       (202,678)       (202,678)      (202,678)
                                   -------------   -------------    -----------

DISTRIBUTIONS
  Prior Years                        (6,948,893)     (5,748,893)    (4,543,893)
  Current Year                       (1,100,000)     (1,200,000)    (1,205,000)
                                   -------------   -------------    -----------
                                     (8,048,893)     (6,948,893)    (5,748,893)
                                   -------------   -------------    -----------
ACCUMULATED INCOME
  Prior Years                         2,688,804       1,500,177        727,318
  Current Year                        1,150,031       1,188,627        772,859
                                   -------------   -------------    -----------
                                      3,838,835       2,688,804      1,500,177
                                   -------------   -------------   ------------


TOTAL PARTNERS' CAPITAL             $15,855,090     $15,805,059    $15,816,432
                                   =============   =============   ============

____________________

The notes to financial statements are an integral part of this statement.

                            GATEWAY 51 PARTNERSHIP
                            ----------------------
                       (A MARYLAND GENERAL PARTNERSHIP)
                       --------------------------------

                            STATEMENT OF CASH FLOWS
                            -----------------------

                                                                       Year Ended December 31,
                                                             --------------------------------------------

                                                                   1996           1995          1994
                                                             --------------   -----------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                   $ 1,150,031   $ 1,188,627   $   772,859
                                                             --------------   -----------   -------------
   Adjustments to Reconcile Net Income to
        Net Cash Provided by Operating Activities
         Depreciation and Amortization                              302,585       288,896       308,697
       Abandonment of Tenant Improvements                            24,256           -0-           -0-
         Change in Receivables from Tenants, Net of Allowance       (41,033)       53,222       (61,280)
         Increase in Accounts Payable and Accrued Expenses           16,526        19,400         3,807
         Increase in Prepaid Expenses                                (6,302)      (15,334)        3,764
                                                             --------------   -----------   -------------
           Total Adjustments                                        296,032       346,184       254,988


             Net Cash Provided by Operating Activities            1,446,063     1,534,811     1,027,847
                                                             --------------   -----------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Building and Improvement Costs                              (258,309)     (180,668)   (2,776,353)
       Land Costs                                                       -0-        (6,400)      (15,516)
       Leasing Costs                                                (80,786)     (125,830)     (119,483)
       Decrease in Tenant Security Deposits                             -0-        (6,771)          -0-
       Change in Tenant Improvement Loans                            32,057        73,871       (18,972)
                                                             --------------   -----------   -------------

             Net Cash Used by Investing Activities                 (307,038)     (245,798)   (2,930,324)
                                                             --------------   -----------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Capital Contributions                                            -0-           -0-     2,523,093
       Capital Placement Fee                                            -0-           -0-       (25,231)
       Distributions to Partners                                 (1,100,000)   (1,200,000)   (1,205,000)
                                                             --------------   -----------   -------------

             Net Cash Provided (Used)
              by Financing Activities                            (1,100,000)   (1,200,000)    1,292,862
                                                             --------------------------------------------

NET INCREASE (DECREASE)
   IN CASH AND CASH EQUIVALENTS                                      39,025        89,013      (609,615)

CASH AND CASH
   EQUIVALENTS, BEGINNING                                           156,930        67,917       677,532
                                                             --------------   -----------   --------------

CASH AND CASH
   EQUIVALENTS, ENDING                                          $   195,955   $   156,930   $    67,917
                                                             ==============   ===========   =============


____________________

The notes to financial statements are an integral part of this statement.

                            GATEWAY 51 PARTNERSHIP
                            ----------------------
                       (A MARYLAND GENERAL PARTNERSHIP)
                       --------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                               DECEMBER 31, 1996
                               -----------------


Note 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Organization
          ------------
          Gateway 51 Partnership (A Maryland General Partnership) (the Partnership) was formed on December 21, 1987, under the Maryland Uniform Partnership Act. The agreement was amended and restated in 1989 to reflect changes in partner ownership percentages.

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

          All property is recorded at cost. Information regarding the buildings is as follows:

                                                                                Occupancy
                                                                      -------------------------------
                         Square      Date Placed
          Building       Footage    into Service      Tenants          12/31/96   12/31/95   12/31/94
          --------     ----------   ------------  ----------------    ---------  ---------   --------
             A            46,840        3/1/91       Multiple            92%        92%         73%
             B            21,991        9/1/90         AVNET            100%       100%        100%
             C            38,182       7/15/91       EVI, Inc.          100%        76%        100%
             F            35,532        2/1/92       Multiple            82%        82%         92%
             D-E          45,951        8/8/94    Columbia National     100%       100%        100%
                       ---------                                      ---------  ---------   --------

                         188,496                                         94%        90%         91%
                       =========                                      ---------  ---------   --------

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

          Use of Estimates
          ----------------

          The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

                            GATEWAY 51 PARTNERSHIP
                            ----------------------
                       (A MARYLAND GENERAL PARTNERSHIP)
                       --------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                               DECEMBER 31, 1996
                               -----------------

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

          Amortization
          ------------
          Deferred costs are amortized as follows:

                                                             Amortization
                                                 Amount         Period
                                              ------------   -------------
              Organization Costs                $   13,555       Complete
              Leasing Costs and Commissions      1,117,515      Lease Terms
                                              ------------

                                                $1,131,070
                                              ============

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

                            GATEWAY 51 PARTNERSHIP
                            ----------------------
                       (A MARYLAND GENERAL PARTNERSHIP)
                       --------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                               DECEMBER 31, 1996
                               -----------------

Note 2 -  PARTNERS' CAPITAL

          Capital Investment
          ------------------
          New England Life Pension Properties IV (NELPP IV) and New England Pension Properties V (NEPP V) have agreed to provide equity of $14,598,000 and $6,402,000, respectively, totaling $21,000,000. During
          1994, NELPP IV and NEPP V made capital contributions of $1,753,550 and $769,543, respectively, to fund the construction and completion of Buildings D and E. As of December 31, 1996, 1995 and 1994, total capital contributions amounted to $20,267,826.

          Cumulative Priority Return
          --------------------------
          NELPP IV and NEPP V are entitled to cumulative priority returns of 10.5%, compounded monthly on capital invested. The Partnership paid priority returns totaling $1,100,000, $1,200,000 and $1,205,000 during 1996, 1995 and 1994, respectively. As of December 31, 1996, 1995 and 1994, unpaid priority returns amounted to $6,888,115, $5,427,949 and $3,832,711, respectively.

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

Note 3 -  TENANT IMPROVEMENT LOANS RECEIVABLE

          The Partnership has made several tenant improvement loans to tenants. These loans require monthly principal and interest payments. Pertinent terms are as follows:

                                                                     Balance Due
                                                                ----------------------
                           Original
                             Loan        Interest
            Tenant          Amount         Rate     Due Date    12/31/96     12/31/95
          --------------  ----------    ---------  ----------   ---------    ---------
          HMSS            $   28,741     10.78%                 $     -0-    $  18,917
          Pediatric Care      16,580     12.00%     3/31/97           688        5,114
          HMSS                12,310     10.78%                       -0-        8,714
                          ----------                            ---------    ---------

                          $   57,631                            $     688    $  32,745
                          ==========                            =========    =========

Note 4 -  RELATED PARTY TRANSACTIONS

          Management Fees
          ---------------
          The Partnership has entered into an agreement with Manekin Corporation, a related entity, to act as management agent for the property. The management agreement provided for a management fee equal to 3.5% of rent and tenant expense billings during 1994. The agreement was modified to adjust the fee to 3% effective January 1, 1995.

          Leasing Commissions
          -------------------
          Leasing commissions in the amount of $80,786, $74,448 and $73,056 were paid to related parties during 1996, 1995 and 1994, respectively.

                            GATEWAY 51 PARTNERSHIP
                            ----------------------
                       (A MARYLAND GENERAL PARTNERSHIP)
                       --------------------------------

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                               DECEMBER 31, 1996
                               -----------------


Note 5 -  TAX ACCOUNTING

          Tax accounting differs from financial accounting as follows:

                                          Current Year       Prior Years        Total
                                          -------------     ------------     -----------
              Financial Income              $1,150,031       $2,688,804      $3,838,835
              Additional Depreciation         (112,177)        (529,050)       (641,167)
              Lease-Up Period Items
                  Capitalized for GAAP             -0-            4,264           4,264
              Deferred Rent                     (3,867)         (41,080)        (44,947)
              Prepaid Property Taxes           (13,740)         (25,730)        (39,470)
                                          -------------     ------------     -----------

                      Taxable Income        $1,020,247       $2,097,208      $3,117,515
                                         ==============    =============    ============

Note 6 -  LEASES

          The following is a schedule of future minimum lease payments to be received under noncancelable operating leases at December 31, 1996:

                   Year Ending December 31, 1997                       $1,176,271
                                            1998                        1,115,722
                                            1999                        1,007,807
                                            2000                          411,261
                                            2001                          411,261
                                      Thereafter                        1,096,697
                                                                    -------------

                                                                       $5,219,019
                                                                    =============

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


                                    /s/ WOLPOFF & COMPANY, LLP
                                        WOLPOFF & COMPANY, LLP



Baltimore, Maryland
January 25, 1997

                            GATEWAY 51 PARTNERSHIP
                            ----------------------
                       (A MARYLAND GENERAL PARTNERSHIP)
                       --------------------------------

                         SCHEDULE OF PARTNERS' CAPITAL
                         -----------------------------

                               DECEMBER 31, 1996
                               -----------------


                                                                   M.O.R. 51
                                  New England      New England      Gateway
                                  Life Pension       Pension        Limited
                                 Properties IV    Properties V    Partnership      Total
                               -----------------  --------------  -----------   ------------
OWNERSHIP PERCENTAGE                  34.75%          15.25%         50.00%       100.00%
                               =================  ==============  ===========   ============

CAPITAL CONTRIBUTIONS
  Prior Years                       $14,086,139     $ 6,181,687     $     -0-   $20,267,826
                               -----------------  --------------  -----------   ------------

CAPITAL PLACEMENT FEE
  Prior Years                          (106,427)        (96,251)          -0-      (202,678)
                               -----------------  --------------  -----------   ------------

DISTRIBUTIONS - Note 2
  Prior Years                        (4,685,455)     (2,263,438)          -0-    (6,948,893)
  Current Year                         (764,500)       (335,500)          -0-    (1,100,000)
                               -----------------  --------------  -----------   ------------
                                     (5,449,955)     (2,598,938)          -0-    (8,048,893)
                               -----------------  --------------  -----------   ------------

ACCUMULATED INCOME
  Prior Years                         1,868,721         820,083           -0-     2,688,804
  Current Year                          799,272         350,759           -0-     1,150,031
                               -----------------  --------------  -----------   ------------
                                      2,667,993       1,170,842           -0-     3,838,835
                               -----------------  --------------  -----------   ------------


PARTNERS' CAPITAL, 12/31/96         $11,197,750     $ 4,657,340     $     -0-   $15,855,090
                               =================  ==============  ===========   ============



_______________

See Independent Auditor's Report on Supplementary Information.

                            GATEWAY 51 PARTNERSHIP
                            ----------------------
                       (A MARYLAND GENERAL PARTNERSHIP)
                       --------------------------------

          SCHEDULE OF CHANGES IN PARTNERS' CAPITAL - INCOME TAX BASIS
          -----------------------------------------------------------

                               DECEMBER 31, 1996
                               -----------------

                                                                   M.O.R. 51
                                  New England      New England      Gateway
                                  Life Pension       Pension        Limited
                                 Properties IV    Properties V    Partnership      Total
                               -----------------  --------------  -----------   ------------
OWNERSHIP PERCENTAGE                  34.75%          15.25%         50.00%       100.00%
                               =================  ==============  ===========   ============

CAPITAL CONTRIBUTIONS
  Prior Years                       $14,086,139     $ 6,181,687     $     -0-   $20,267,826
                               -----------------  --------------  -----------   ------------

CAPITAL PLACEMENT FEE
  Prior Years                          (106,427)        (96,251)          -0-      (202,678)
                               -----------------  --------------  -----------   ------------

DISTRIBUTIONS - Note 2
  Prior Years                        (4,685,455)     (2,263,438)          -0-    (6,948,893)
  Current Year                         (764,500)       (335,500)          -0-    (1,100,000)
                               -----------------  --------------  -----------   ------------
                                     (5,449,955)     (2,598,938)          -0-    (8,048,893)
                               -----------------  --------------  -----------   ------------

ACCUMULATED INCOME
  Prior Years                         1,459,731         637,477           -0-     2,097,208
  Current Year                          709,072         311,175           -0-     1,020,247
                               -----------------  --------------  -----------   ------------
                                      2,168,803         948,652           -0-     3,117,455
                               -----------------  --------------  -----------   ------------


PARTNERS' CAPITAL, 12/31/96         $10,698,560     $ 4,435,150     $     -0-   $15,133,710
                               =================  ==============  ===========   ============



_______________

See Independent Auditor's Report on Supplementary Information.

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

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT                                                                   PAGE
-------
NUMBER                                                                   NUMBER
                                                                        -------
10AA.     First Amendment to Decatur TownCenter II Associates              *
          Joint Venture Agreement dated as of September 15, 1989
          by and between Decatur TownCenter Associates, Ltd. and
          New England Life Pension Properties IV; a Real Estate
          Limited Partnership.

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

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT                                                                   PAGE
-------
NUMBER                                                                   NUMBER
                                                                         ------
10NN.     Allonge to Promissory Note dated May 1, 1992, by and
          between Lee-Oxford  Partnership and the Registrant.                *

10OO.     Purchase and Sale Agreement and Escrow Instructions by
          and between Rancho Cucamonga No. 1 Associates, a                   *
          California general partnership and APT- Cabot
          California, Inc., a Delaware corporation dated as
          of November 30, 1994.

10PP.     Amended and Restated Joint Venture Agreement of Rancho
          Road Associates between New England Life Pension
          Properties IV, a Real Estate Limited Partnership                   *
          and Commerce Centre Partners dated January 1, 1995.

10QQ.     Fourth  Amendment to Decatur TownCenter II Associates
          Joint Venture Agreement dated as of August 15,                     *
          1995 between Decatur TownCenter Associates LTD.,
          and the Registrant.

10RR. Letter Agreement dated as of January 1, 1996 by and between the Registrant and Hewson Properties, Inc.

10SS.     Amended and Restated Pooling Agreement dated as of
          December 1, 1995 by and among the Registrant, Montgomery-Oxford Associates Limited Partnership,
          Waters Landing-Oxford Associates Limited Partnership and related documents dated as of December 1, 1995 and May 14, 1996.

10TT.     Tenancy in Common Agreement dated as of December 30,
          1996 by and among the Registrant and Hewson Properties, Inc.

___________________________________________________________
*Previously filed and incorporated herein by reference

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


                                   NEW ENGLAND LIFE PENSION PROPERTIES IV;
                                   A REAL ESTATE LIMITED PARTNERSHIP



Date:  March 31, 1997            By:   /s/ Joseph W. O'Connor
                                         ----------------------
                                         Joseph W. O'Connor
                                         President of the
                                         Managing General Partner


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature               Title                            Date
     ---------               -----                            ----


                          President, Principal
                          Executive Officer and
                          Director of the
 /s/ Joseph W. O'Connor   Managing General Partner       March 31, 1997
-----------------------
     Joseph W. O'Connor

                          Principal Financial and
                          Accounting Officer of the
 /s/ Daniel C. Mackowiak  Managing General Partner       March 31, 1997
------------------------
     Daniel C. Mackowiak


                          Director of the
 /s/ Daniel J. Coughlin   Managing General Partner       March 31, 1997
-----------------------
     Daniel J. Coughlin


                          Director of the
 /s/ James J. Finnnegan   Managing General Partner       March 31, 1997
-----------------------
     James J. Finnegan