Form 10-Q
period 1997-03-31
NEW ENGLAND LIFE PENSION PROPERTIES IV
filed 1997-05-12
CIK 779742

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

For Quarter Ended March 31, 1997                  Commission File Number 0-15429


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



---------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report

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

                                   FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 1997

                                     PART I

                             FINANCIAL INFORMATION
                             ----------------------

BALANCE SHEET
(Unaudited)


                             March 31, 1997  December 31, 1996
                             --------------  -----------------

ASSETS

Real estate investments:
  Joint ventures                $15,909,291        $15,733,520
  Property, net                  27,088,603         27,204,871
                                -----------        -----------
                                 42,997,894         42,938,391


Cash and cash equivalents         5,369,816          5,045,964
Short-term investments            2,082,673          2,726,532
                                -----------        -----------
                                $50,450,383        $50,710,887
                                ===========        ===========



LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                $   124,477        $   119,344
Accrued management fee               45,458             56,277
Deferred management and
  disposition fees                3,379,214          3,333,754
                                -----------        -----------
Total liabilities                 3,549,149          3,509,375
                                -----------        -----------

Partners' capital (deficit):
  Limited partners ($766
     per unit; 120,000 units
     authorized, 94,997 units
     issued and outstanding)     47,064,727         47,361,993
  General partners                 (163,493)          (160,481)
                                -----------        -----------
Total partners' capital          46,901,234         47,201,512
                                -----------        -----------

                                $50,450,383        $50,710,887
                                ===========        ===========


                (See accompanying notes to financial statements)

STATEMENT OF OPERATIONS
(Unaudited)

                                   Quarter Ended March 31,
                                  -------------------------
                                      1997         1996
                                  ------------  -----------

INVESTMENT ACTIVITY

Property rentals                   $1,368,832   $  576,931
Property operating expenses          (494,471)    (135,021)
Depreciation and amortization        (253,704)    (123,661)
                                   ----------   ----------
                                      620,657      318,249

Joint venture earnings                307,036      752,603
Amortization                           (1,327)      (4,844)
                                   ----------   ----------

  Total real estate operations        926,366    1,066,008

Interest on cash equivalents
  and short term investments           90,380       85,291
                                   ----------   ----------
  Total investment activity         1,016,746    1,151,299
                                   ----------   ----------

PORTFOLIO EXPENSES

Management fee                         90,916      122,898
General and administrative             89,063       88,607
                                   ----------   ----------
                                      179,979      211,505
                                   ----------   ----------



Net Income                         $  836,767   $  939,794
                                   ==========   ==========

Net income per limited
  partnership unit                 $     8.72   $     9.79
                                   ==========   ==========

Cash distributions per
  limited partnership unit         $    11.86   $    12.95
                                   ==========   ==========

Number of limited partnership
  units outstanding during
  the period                           94,997       94,997
                                   ==========   ==========


                (See accompanying notes to financial statements)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(Unaudited)


                                   Quarter Ended March 31,
                            ------------------------------------
                              1997                        1996
                            --------                    --------

                      General      Limited       General       Limited
                      Partners     Partners      Partners      Partners
                      --------     --------      --------      --------

Balance at
beginning of
period              $(160,481)    $47,361,993    $ (154,702)    $57,148,961


Cash
distributions         (11,380)     (1,126,665)      (12,426)     (1,230,212)


Net income              8,368         829,399         9,398         930,396
                    ---------      ----------    ----------     -----------

Balance at
end of period       $(163,493)    $47,064,727    $ (157,730)    $56,849,145
                    =========     ===========    ==========     ===========

                (See accompanying notes to financial statements)

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)

                                               Quarter Ended March 31,
                                               ------------------------
                                                 1997            1996
                                               --------        --------

Net cash provided by operating activities    $   910,335   $   617,192
                                             -----------   -----------

Cash flows from investing activities:
   Investment in property                        (85,606)           --
   Decrease (increase) in short-term
      investments, net                           637,168      (203,694)
                                             -----------   -----------
         Net cash provided by (used in)
         investing activities                    551,562      (203,694)
                                             -----------   -----------

Cash flows from financing activity:
   Distributions to partners                  (1,138,045)   (1,242,638)
                                             -----------   -----------

         Net increase (decrease) in
         cash and cash equivalents               323,852      (829,140)

Cash and cash equivalents:
   Beginning of period                         5,045,964     4,051,999
                                             -----------   -----------

   End of period                             $ 5,369,816   $ 3,222,859
                                             ===========   ===========



                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

   In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1997 and December 31, 1996 and the results of its operations, its cash flows and changes in partners' capital (deficit) for the interim periods ended March 31, 1997 and 1996. These adjustments are of a normal recurring nature.

   See notes to financial statements included in the Partnership's 1996 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

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

NOTE 2 - REAL ESTATE JOINT VENTURES
-----------------------------------

   The Reflections Apartments joint venture was restructured to a wholly-owned property for financial statement purposes effective April 1, 1996.

   The Metro Business Center joint venture was restructured to a wholly-owned property for financial statement purposes effective July 1, 1996.

   The Decatur TownCenter II joint venture was sold on October 10, 1996.

   The following summarized financial information is presented in the aggregate for the Partnership's joint ventures (two as of March 31, 1997; five as of March 31, 1996):

                             Assets and Liabilities
                             ----------------------


                                     March 31, 1997  December 31, 1996
                                     --------------  -----------------

Assets

     Real property, at cost less
         accumulated depreciation
         of $2,904,656 and
         $2,820,980, respectively       $20,437,276        $19,919,292
     Other                                  369,495            466,934
                                        -----------        -----------
                                         20,806,771         20,386,226

Liabilities                                 291,292             76,032
                                        -----------        -----------

Net Assets                              $20,515,479        $20,310,194
                                        ===========        ===========

                             Results of Operations

                                      Quarter ended March 31,
                                      -----------------------
                                        1997         1996
                                      ---------  ------------
Revenue
     Rental income                     $603,450    $1,884,860
     Other income                         3,119        25,271
                                       --------    ----------
                                        606,569     1,910,131
                                       --------    ----------

Expenses
     Operating expenses                 120,653       699,287
     Depreciation and amortization       93,659       371,053
                                       --------    ----------
                                        214,312     1,070,340
                                       --------    ----------

Net income                             $392,257    $  839,791
                                       ========    ==========

     Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to one joint venture) its affiliate on behalf of their various financing arrangements with the joint ventures.


NOTE 3 - PROPERTY
-----------------

     Effective April 1, 1996, the Reflections joint venture was restructured, whereby the Partnership's venture partner became an indirect limited partner. Accordingly, the investment has been accounted for as a wholly-owned property since that date. The carrying value of the joint venture investment at conversion was allocated to land, building and improvements and other net operating assets.

     Effective January 1, 1996, the Metro Business Center joint venture agreement was amended to grant the Partnership full control over management decisions, beginning July 1, 1996. Since that date, the investment has been accounted for as a wholly-owned property. The carrying value of the joint venture investment at conversion was allocated to land, buildings and improvements, and other net operating assets. Effective December 30, 1996, the property owned by the joint venture was distributed to the venture partners as tenants-in-common. The Partnership, however, retained its overall decision-making authority.

     In connection with the restructuring of the Palms Business Center joint venture, effective January 1, 1995, the venture partner is entitled to 40% of the excess cash flow above a specified level up to $360,000. As of March 31, 1997, $130,000 of the initial obligation remains unpaid.

     The following is a summary of the Partnership's three wholly-owned investments:

                                March 31, 1997   December 31, 1996
                                ---------------  ------------------
Land                               $ 6,523,605         $ 6,523,605
Buildings and improvements
 and other capitalized costs        22,207,860          22,122,254
Accumulated depreciation and
 amortization                       (1,398,461)         (1,171,576)
Payable to venture partner            (130,000)           (130,000)
Net operating liabilities             (114,401)           (139,412)
                                   -----------         -----------
                                   $27,088,603         $27,204,871
                                   ===========         ===========

NOTE 4 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended March 31, 1997 were made on April 24, 1997 in the aggregate amount of $919,264 ($9.58 per limited partnership unit).

Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of units of limited partnership interest in December, 1986. A total of 94,997 units were sold. The Partnership received proceeds of $85,677,259, net of selling commissions and other offering costs, which have been invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. The Partnership made nine real estate investments. Four investments have been sold; one each in 1988, 1993, 1994 and 1996. As a result of the sales, capital of $22,229,298 has been returned to the limited partners through March 31, 1997.

     At March 31, 1997, the Partnership had $7,452,489 in cash, cash equivalents and short-term investments, of which $919,264 was used for cash distributions to partners on April 24, 1997; the remainder will primarily be used for working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and short-term investments. On October 24, 1996, the Partnership made a capital distribution of $97 per limited partnership unit from the proceeds of the Decatur TownCenter II sale, which reduced the adjusted capital contribution from $863 to $766 per unit. Distributions of cash from operations for the first quarter of 1997 were at the annualized rate of 5% on the adjusted capital contribution. Distributions of cash from operations relating to the first quarter of 1996 were made at the annualized rate of 6% on the adjusted capital contribution. The distribution rate was reduced for 1997 in anticipation of cash requirements related to lease rollovers.

     The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At March 31, 1997, certain appraised values exceeded the related carrying values by an aggregate of $10,100,000 and certain appraised values were less than their related carrying values by an aggregate of $1,300,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations
---------------------

     At March 31, 1997, two of the investments in the portfolio are structured as joint ventures with real estate development/management firms, and in one case, with an affiliate of the Partnership. The Decatur TownCenter II property which was sold in October 1996 was owned by a joint venture. The Palms Business Center, Reflections Apartments and Metro Business Center investments were structured as joint ventures. However, effective January 1, 1995, April 1, 1996 and July 1, 1996, respectively, the Partnership was granted full control over management decisions and the investments have been accounted for as wholly-owned properties since those dates.

Operating Factors

     Overall occupancy at Columbia Gateway Corporate Park increased to 95% during the first quarter of 1997 compared to 92% at March 31, 1996. No leases are due to expire until December 1997.

     Occupancy at Reflections Apartments ended the first quarter of 1997 at 96%, up from 88% at December 31, 1996 and consistent with the quarter ended March 31, 1996. Current rental rates are at the high end of the market range.

     Occupancy at Metro Business Center at March 31, 1997 was at 87%, down from 91% at March 31, 1996. Leases for 14% of the space are due to expire during the remainder of 1997.

     Occupancy at Palms Business Center was 98% at March 31, 1997, up from 95% at March 31, 1996. However, leases for approximately 35% of the space are due to expire over the remainder of 1997. Rental rates in Las Vegas have increased over the past 12 months.

     Leasing at 270 Technology Center was at 97% at March 31, 1997, up from 89% at December 31, 1996 and down slightly from 98% at March 31, 1996. Over the remainder of 1997, one lease for 30% of the space is due to expire, and the tenant is not expected to renew.

Investment Activity

     Interest on cash equivalents and short-term investments increased by 6% between the first quarter of 1996 and 1997 due to higher investment balances.

     Real estate operating activity for the first quarter of 1997 was $926,366, compared to $1,066,008 for the prior year quarter. The 1996 amount includes $90,000 of income which was received by 270 Technology Center from a former tenant in bankruptcy and income of $72,000 from Decatur TownCenter II which was sold during the third quarter of 1996. Income from the remainder of the properties was relatively unchanged.

     Operating cash flow, however, increased $293,143 between the first quarter of 1996 and 1997, due to the timing of distributions from joint ventures.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

     The management fee decreased between the quarters ended March 31, 1996 and 1997 due to a decrease in distributable cash flow from operations. General and administrative expenses did not change significantly between the respective quarters.

                    NEW ENGLAND LIFE PENSION PROPERTIES IV;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 1997

                                    PART II

                               OTHER INFORMATION
                              -------------------



     Item 6. Exhibits and Reports on Form 8-K

                  a.    Exhibits:   None.

                  b. Reports on Form 8-K: The Partnership filed one current report on Form 8-K dated January 30, 1997 reporting on Item No. 4 (change in Registrant's Certifying Accountant).

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


                              NEW ENGLAND LIFE PENSION PROPERTIES IV;
                              A REAL ESTATE LIMITED PARTNERSHIP
                              (Registrant)



May 12, 1997
                              /s/ James J. Finnegan
                              -------------------------------
                                James J. Finnegan
                                Managing Director and General Counsel
                                of Managing General Partner,
                                Fourth Copley Corp.



May 12, 1997
                             /s/ Daniel C. Mackowiak
                             --------------------------------
                               Daniel C. Mackowiak
                               Principal Financial and Accounting
                               Officer of Managing General Partner,
                               Fourth Copley Corp.