Form 10-Q
period 1997-06-30
NEW ENGLAND LIFE PENSION PROPERTIES IV
filed 1997-08-12
CIK 779742

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

For Quarter Ended June 30, 1997                  Commission File Number 0-15429


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

                                   FORM 10-Q

                        FOR QUARTER ENDED JUNE 30, 1997

                                     PART I

                             FINANCIAL INFORMATION
                            -----------------------

BALANCE SHEETS
(Unaudited)



                             June 30, 1997    December 31, 1996
                             -------------    -----------------
ASSETS

Real estate investments:
  Joint ventures             $  16,093,720      $  15,733,520
  Property, net                 26,954,700         27,204,871
                               -----------        -----------
                                43,048,420         42,938,391


Cash and cash equivalents        6,570,779          5,045,964
Short-term investments             828,267          2,726,532
                               -----------        -----------
                             $  50,447,466      $  50,710,887
                               ===========        ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable             $     139,418      $     119,344
Accrued management fee              45,458             56,277
Deferred management and
  disposition fees               3,424,672          3,333,754
                               -----------        -----------
Total liabilities                3,609,548          3,509,375
                               -----------        -----------

Partners' capital (deficit):
  Limited partners ($766
     per unit; 120,000 units
     authorized, 94,997 units
     issued and outstanding)    47,002,035         47,361,993
  General partners                (164,117)          (160,481)
                               -----------        -----------
Total partners' capital         46,837,918         47,201,512
                               -----------        -----------

                             $  50,447,466      $  50,710,887
                               ===========        ===========


                (See accompanying notes to financial statements)

STATEMENTS OF OPERATIONS
(Unaudited)

                                   Quarter Ended   Six Months Ended   Quarter Ended   Six Months Ended
                                   June 30, 1997    June 30, 1997     June 30, 1996    June 30, 1996
                                   -------------   ----------------   -------------   ----------------
 INVESTMENT ACTIVITY

 Property rentals                    $ 1,405,293       $  2,774,125     $ 1,087,901        $ 1,664,832
 Property operating expenses            (563,781)        (1,058,252)       (398,418)          (533,439)
 Depreciation and amortization          (251,533)          (505,237)       (211,296)          (334,957)
                                      ----------        -----------      ----------         ----------
                                         589,979          1,210,636         478,187            796,436

 Joint venture earnings                  355,692            662,728         534,164          1,286,767
 Amortization                             (1,327)            (2,654)         (3,294)            (8,138)
                                      ----------        -----------      ----------         ----------

   Total real estate operations          944,344          1,870,710       1,009,057          2,075,065

 Interest on cash equivalents
   and short term investments             90,811            181,191          85,749            171,040
                                      ----------        -----------      ----------         ----------
   Total investment activity           1,035,155          2,051,901       1,094,806          2,246,105
                                      ----------        -----------      ----------         ----------

 Portfolio Expenses

 Management fee                           90,918            181,834         122,898            245,796
 General and administrative               87,289            176,352          86,799            175,406
                                      ----------        -----------      ----------         ----------
                                         178,207            358,186         209,697            421,202
                                      ----------        -----------      ----------         ----------

 Net Income                          $   856,948       $  1,693,715     $   885,109        $ 1,824,903
                                      ==========        ===========      ==========         ==========

 Net income per limited
   partnership unit                  $      8.93       $      17.65     $      9.23        $     19.02
                                      ==========        ===========      ==========         ==========

 Cash distributions per
   limited partnership unit          $      9.58       $      21.44     $     12.95        $     25.90
                                      ==========        ===========      ==========         ==========


 Number of limited partnership
   units outstanding during
   the period                             94,997             94,997          94,997             94,997
                                      ==========        ===========      ==========         ==========


               (See accompanying notes to financial statements)

STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)


                        Quarter Ended                Six Months Ended            Quarter Ended               Six Months Ended
                        June 30, 1997                 June 30, 1997              June 30, 1996                 June 30, 1996
                   -----------------------       -----------------------    ------------------------       -----------------------
                    General        Limited        General        Limited     General         Limited        General        Limited
                   Partners       Partners       Partners       Partners    Partners        Partners       Partners       Partners
                   --------       --------       --------       --------    --------        --------       --------       --------
 Balance at
 beginning of
 period          $ (163,493)  $ 47,063,727     $ (160,481)  $ 47,361,993  $ (157,730)   $ 56,849,146     $ (154,702)  $ 57,148,961


 Cash
 distributions       (9,193)      (910,071)       (20,573)    (2,036,736)    (12,426)     (1,230,211)       (24,852)    (2,460,422)


 Net income           8,569        848,379         16,937      1,676,778       8,851         876,258         18,249      1,806,654
                 ----------   ------------     ----------   ------------  ----------    ------------     ----------   ------------


 Balance at
 end of period   $ (164,117)  $ 47,002,035     $ (164,117)  $ 47,002,035  $ (161,305)   $ 56,495,193     $ (161,305)  $ 56,495,193
                 ==========   ============     ==========   ============  ==========    ============     ==========   ============

                (See accompanying notes to financial statements)

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                Six Months Ended June 30,
                                                -------------------------
                                                   1997            1996
                                                ---------        --------

Net cash provided by operating
   activities                                   $  1,908,912  $  2,380,583
                                                 -----------   -----------

Cash flows from investing activities:
   Payment of note payable to venture partner        (64,000)       -
   Investment in property                           (150,977)       -
   Decrease in short-term
      investments, net                             1,888,189       410,578
                                                 -----------   -----------
         Net cash provided by
         investing activities                      1,673,212       410,578
                                                 -----------   -----------

Cash flows from financing activity:
   Distributions to partners                      (2,057,309)   (2,485,274)
                                                 -----------   -----------

         Net increase in
         cash and cash equivalents                 1,524,815       305,887

Cash and cash equivalents:
   Beginning of period                             5,045,964     4,051,999
                                                 -----------   -----------

   End of period                                $  6,570,779  $  4,357,886
                                                 ===========   ===========

Non-cash transactions:

Effective April 1, 1996, the Partnership's joint venture investment in Reflections Apartments was converted to a wholly-owned property. The carrying value of this investment at conversion was $10,469,514.

                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

   In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1997 and December 31, 1996 and the results of its operations, its cash flows and partners' capital (deficit) for the interim periods ended June 30, 1997 and 1996. These adjustments are of a normal recurring nature.

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

   The Decatur TownCenter II joint venture was sold on October 10, 1996.

   Ownership of the Columbia Gateway Corporate Park joint venture is being restructured whereby the Partnership and its affiliate will obtain full control over the business of the joint venture. Although there can be no assurance that this restructuring will occur, the restructuring is expected to be completed during the third quarter.

   The following summarized financial information is presented in the aggregate for the Partnership's joint ventures (two as of June 30, 1997 and December 31, 1996; four as of June 30, 1996):

                            Assets and Liabilities
                            ----------------------

                                     June 30, 1997  December 31, 1996
                                     -------------  -----------------

Assets

     Real property, at cost less
         accumulated depreciation
         of $2,994,749 and
         $2,820,980, respectively      $20,434,703        $19,919,292
     Other                                 570,353            466,934
                                       -----------        -----------
                                        21,005,056         20,386,226

Liabilities                                271,276             76,032
                                       -----------        -----------

Net Assets                             $20,733,780        $20,310,194
                                       ===========        ===========


                             Results of Operations

                                      Six Months ended June 30,
                                      -------------------------
                                          1997         1996
                                          ----         ----
Revenue
     Rental income                      $1,318,227   $3,181,622
     Other income                            8,296       27,411
                                        ----------   ----------
                                         1,326,523    3,209,033
                                        ----------   ----------

Expenses
     Operating expenses                    301,690    1,157,832
     Depreciation and amortization         187,318      584,122
                                        ----------   ----------
                                           489,008    1,741,954
                                        ----------   ----------

Net income                              $  837,515   $1,467,079
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

     In connection with the restructuring of the Palms Business Center joint venture, effective January 1, 1995, the venture partner is entitled to 40% of the excess cash flow above a specified level up to $360,000. As of June 30, 1997, $66,000 of the initial obligation remains unpaid.

     The following is a summary of the Partnership's three wholly-owned investments:

                                      June 30, 1997   December 31, 1996
                                      -------------   -----------------
     Land                               $ 6,523,605         $ 6,523,605
     Buildings and improvements
       and other capitalized costs       22,273,231          22,122,254
     Accumulated depreciation and
       amortization                      (1,629,497)         (1,171,576)
     Payable to venture partner             (66,000)           (130,000)
     Net operating assets
       (liabilities)                       (146,639)           (139,412)
                                        -----------         -----------
                                        $26,954,700         $27,204,871
                                        ===========         ===========

NOTE 4 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended June 30, 1997 were made on July 24, 1997 in the aggregate amount of $919,264 ($9.58 per limited partnership unit).

Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of units of limited partnership interest in December, 1986. A total of 94,997 units were sold. The Partnership received proceeds of $85,677,259, net of selling commissions and other offering costs, which have been invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. The Partnership made nine real estate investments. Four investments have been sold; one each in 1988, 1993, 1994 and 1996. As a result of the sales, capital of $22,229,298 has been returned to the limited partners through June 30, 1997.

     At June 30, 1997, the Partnership had $7,399,046 in cash, cash equivalents and short-term investments, of which $919,264 was used for cash distributions to partners on July 24, 1997; the remainder will primarily be used for working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and short-term investments. On October 24, 1996, the Partnership made a capital distribution of $97 per limited partnership unit from the proceeds of the Decatur TownCenter II sale, which reduced the adjusted capital contribution from $863 to $766 per unit. Distributions of cash from operations for the first and second quarters of 1997 were at the annualized rate of 5% on the adjusted capital contribution. Distributions of cash from operations relating to the first and second quarters of 1996 were made at the annualized rate of 6% on the adjusted capital contribution. The distribution rate was reduced for 1997 in anticipation of cash requirements related to lease rollovers.

     The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At June 30, 1997, certain appraised values exceeded the related carrying values by an aggregate of $10,600,000 and certain appraised values were less than their related carrying values by an aggregate of $800,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations
---------------------

     At June 30, 1997, two of the investments in the portfolio are structured as joint ventures with real estate development/management firms, and in one case, with an affiliate of the Partnership. The Decatur TownCenter II property, which was sold in October 1996, was owned by a joint venture. The Palms Business Center, Reflections Apartments and Metro Business Center investments were structured as joint ventures. However, effective January 1, 1995, April 1, 1996 and July 1, 1996, respectively, the Partnership was granted full control over management decisions and the investments have been accounted for as wholly-owned properties since those dates.

Operating Factors

     Overall occupancy at Columbia Gateway Corporate Park remained at 95% during the second quarter of 1997, consistent with March 31, 1997 and up from 92% at June 30, 1996. No leases are due to expire until December 1997. Ownership of the Columbia Gateway Corporate Park joint venture is being restructured whereby the Partnership and its affiliate will obtain full control over the business of the joint venture. Although there can be no assurance that this restructuring will occur, the restructuring is expected to be completed during the third quarter.

     Occupancy at Reflections Apartments ended the second quarter of 1997 at 93%, down from 96% at March 31, 1997 and consistent with June 30, 1996. Current rental rates are at the high end of the market range.

     Occupancy at Metro Business Center at June 30, 1997 was at 87%, down from 91% at June 30, 1996 and consistent with March 31, 1997. Rents at this property are higher than the average for comparable property types in the surrounding area.

     Occupancy at Palms Business Center was 99% at June 30, 1997, up from 98% at March 31, 1997 and 97% at June 30, 1996. However, leases for approximately 20% of the space are due to expire over the remainder of 1997. Rental rates in Las Vegas have increased over the past twelve months.

     Leasing at 270 Technology Center was 97% at June 30, 1997, consistent with March 31, 1997 and up from 90% at June 30, 1996. During the remainder of 1997, one lease for approximately 30% of the space is due to expire and the tenant is not expected to renew.

Investment Activity

     Interest on cash equivalents and short-term investments increased by 6% between the first six-month periods of 1996 and 1997 due to higher yields.

     Real estate operating activity for the first six months of 1997 was $1,870,710 and $2,075,065 for the comparable six months of 1996. The 1996 amount includes $90,000 of income which was received by 270 Technology Center from a former tenant in bankruptcy and income of $200,000 from Decatur TownCenter II, a property that was sold during the fourth quarter of 1996. These decreases in operating activity were partially offset by improved operating results at Metro Business Center of $81,000 due to lower maintenance expenses and higher rents. Income from the remainder of the properties was relatively unchanged.

     Operating cash flow in 1996 includes $250,000 received pursuant to a loan guarantee from one of the Partnership's joint venture partners, relating to previously accrued investment income. Exclusive of this item, operating cash flow decreased $221,671 between the first six-month periods of 1997 and 1996. The change primarily stems from the change in Partnership operating results discussed above.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

     The management fee decreased between the first six-month periods of 1997 and 1996 due to a decrease in distributable cash flow from operations. General and administrative expenses did not change significantly between the respective six-month periods.

                    NEW ENGLAND LIFE PENSION PROPERTIES IV;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                        FOR QUARTER ENDED JUNE 30, 1997

                                    PART II

                               OTHER INFORMATION
                              -------------------



     Item 6. Exhibits and Reports on Form 8-K

                  a.    Exhibits:   None.

                  b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended June 30, 1997.

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


                                  NEW ENGLAND LIFE PENSION PROPERTIES IV;
                                  A REAL ESTATE LIMITED PARTNERSHIP
                                  (Registrant)



August 12, 1997
                                  /s/ James J. Finnegan
                                  ------------------------------------
                                    James J. Finnegan
                                    Managing Director and General Counsel
                                    of Managing General Partner,
                                    Fourth Copley Corp.



August 12, 1997
                                  /s/ Karin J. Lagerlund
                                  ------------------------------------
                                    Karin J. Lagerlund
                                    Principal Financial and Accounting
                                    Officer of Managing General Partner,
                                    Fourth Copley Corp.