Form 10-Q
period 1997-09-30
NEW ENGLAND LIFE PENSION PROPERTIES IV
filed 1997-11-12
CIK 779742

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 ------------
                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

        ---------------------------------------------------------------

For Quarter Ended September 30, 1997              Commission File Number 0-15429


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



------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X     No
                             ---       ---

                    NEW ENGLAND LIFE PENSION PROPERTIES IV;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                     FOR QUARTER ENDED SEPTEMBER 30, 1997

                                    PART I

                             FINANCIAL INFORMATION
                            ----------------------

BALANCE SHEETS
(Unaudited)

                                       September 30, 1997  December 31, 1996
                                       ------------------  -----------------
ASSETS

Real estate investments:
   Joint ventures                             $16,288,049        $15,733,520
   Property, net                               15,063,036         27,204,871
                                              -----------        -----------
                                               31,351,085         42,938,391

Property held for disposition                  11,664,190                 --

Cash and cash equivalents                       5,110,686          5,045,964
Short-term investments                          2,384,063          2,726,532
                                              -----------        -----------
                                              $50,510,024        $50,710,887
                                              ===========        ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                              $   120,684        $   119,344
Accrued management fee                             45,458             56,277
Deferred management and disposition
  fees                                          3,470,130          3,333,754
                                              -----------        -----------
Total liabilities                               3,636,272          3,509,375
                                              -----------        -----------

Partners' capital (deficit):
    Limited partners ($766
      per unit; 120,000 units
      authorized, 94,997 units
      issued and outstanding)                  47,037,511         47,361,993
    General partners                             (163,759)          (160,481)
                                              -----------        -----------
Total partners' capital                        46,873,752         47,201,512
                                              -----------        -----------

                                              $50,510,024        $50,710,887
                                              ===========        ===========


                (See accompanying notes to financial statements)

STATEMENTS OF OPERATIONS
(Unaudited)

                                       Quarter Ended      Nine Months Ended      Quarter Ended      Nine Months Ended
                                    September 30, 1997   September 30, 1997   September 30, 1996   September 30, 1996
                                    -------------------  -------------------  -------------------  -------------------

INVESTMENT ACTIVITY

Property rentals                            $1,374,798          $ 4,148,923           $1,316,886          $ 2,981,718
Property operating expenses                   (514,165)          (1,572,417)            (506,798)          (1,040,237)
Depreciation and amortization                 (255,286)            (760,523)            (240,429)            (575,386)
                                            ----------          -----------           ----------          -----------
                                               605,347            1,815,983              569,659            1,366,095

Joint venture earnings                         424,978            1,087,706              536,560            1,823,327
Amortization                                    (1,327)              (3,981)              (2,292)             (10,430)
                                            ----------          -----------           ----------          -----------

    Total real estate operations             1,028,998            2,899,708            1,103,927            3,178,992

Interest on cash equivalents
  and short term investments                    94,880              276,071               90,990              262,030
                                            ----------          -----------           ----------          -----------
    Total investment activity                1,123,878            3,175,779            1,194,917            3,441,022
                                            ----------          -----------           ----------          -----------

Portfolio Expenses

Management fee                                  90,915              272,749              122,899              368,695
General and administrative                      77,865              254,217               82,649              258,055
                                            ----------          -----------           ----------          -----------
                                               168,780              526,966              205,548              626,750
                                            ----------          -----------           ----------          -----------

Net Income                                  $  955,098          $ 2,648,813           $  989,369          $ 2,814,272
                                            ==========          ===========           ==========          ===========

Net income per limited partnership
  unit                                      $     9.95          $     27.60           $    10.31          $     29.33
                                            ==========          ===========           ==========          ===========

Cash distributions per
  limited partnership unit                  $     9.58          $     31.02           $    12.95          $     38.85
                                            ==========          ===========           ==========          ===========

Number of limited partnership
  units outstanding during
  the period                                    94,997               94,997               94,997               94,997
                                            ==========          ===========           ==========          ===========

                (See accompanying notes to financial statements)

STATEMENTS OF PARTNERS' CAPITAL (Deficit)
(Unaudited)

                         Quarter Ended              Nine Months Ended            Quarter Ended             Nine Months Ended
                       September 30, 1997          September 30, 1997          September 30, 1996          September 30, 1996
                     ----------------------      ----------------------      ----------------------      ----------------------
                      General       Limited       General       Limited       General       Limited       General       Limited
                     Partners      Partners      Partners      Partners      Partners      Partners      Partners      Partners
                     --------      --------      --------      --------      --------      --------      --------      --------
Balance at
beginning of
period               $(164,117)    $47,002,035   $(160,481)    $47,361,993   $(161,305)    $56,495,191   $(154,702)    $57,148,961

Cash
distributions           (9,193)       (910,071)    (29,766)     (2,946,807)    (12,426)     (1,230,212)    (37,278)     (3,690,636)

Net income               9,551         945,547      26,488       2,622,325       9,894         979,475      28,143       2,786,129
                     ---------     -----------   ---------     -----------   ---------     -----------   ---------     -----------

Balance at
end of period        $(163,759)    $47,037,511   $(163,759)    $47,037,511   $(163,837)    $56,244,454   $(163,837)    $56,244,454
                     =========     ===========   =========     ===========   =========     ===========   =========     ===========

                (See accompanying notes to financial statements)

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                  Nine Months Ended September 30,
                                                  --------------------------------
                                                     1997                 1996
                                                  --------------------------------
Net cash provided by operating activities         $ 2,979,988          $ 3,972,317
                                                  -----------          -----------

Cash flows from investing activities:
    Deposit from property sale                             --               59,000
    Payment of note payable to venture partner        (64,000)                  --
    Loan repayment by joint
         venture partner                                   --              263,000
    Investment in property                           (213,778)                  --
    Decrease in short-term investments, net           339,085              417,020
                                                  -----------          -----------
            Net cash provided by
            investing activities                       61,307              739,020
                                                  -----------          -----------

Cash flows from financing activity:
    Distributions to partners                      (2,976,573)          (3,727,914)
                                                  -----------          -----------

            Net increase in
            cash and cash equivalents                  64,722              983,423

Cash and cash equivalents:
    Beginning of period                             5,045,964            4,051,999
                                                  -----------          -----------

    End of period                                   5,110,686          $ 5,035,422
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

                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1997 and December 31, 1996 and the results of its operations, its cash flows and partners' capital (deficit) for the interim periods ended September 30, 1997 and 1996. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1996 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

     New England Life Pension Properties IV; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other organizations intended to be exempt from federal income tax. The Partnership commenced operations in May, 1986 and acquired the five real estate investments it currently owns prior to the end of 1987. It intends to dispose of the investments within twelve years of their acquisition, and then liquidate; however, the managing general partner could extend the investment period if it is considered to be in the best interest of the limited partners. The Partnership has engaged AEW Real Estate Advisors, Inc. (the "Advisor") to provide asset management services.

NOTE 2 - REAL ESTATE JOINT VENTURES
-----------------------------------

     The Reflections Apartments joint venture was restructured as a wholly-owned investment for financial reporting purposes effective April 1, 1996.

     The Metro Business Center joint venture was restructured as a wholly-owned investment for financial reporting purposes effective July 1, 1996.

     The Partnership sold its interest in the Decatur TownCenter II joint venture on October 10, 1996.

     Ownership of the Columbia Gateway Corporate Park joint venture is being restructured whereby the Partnership and its affiliate will obtain full control over the business of the joint venture. Although there can be no assurance that this restructuring will occur, the restructuring is expected to be completed during the fourth quarter.

     The following summarized financial information is presented in the aggregate for the Partnership's joint ventures (two as of September 30, 1997 and December 31, 1996; three as of September 30, 1996):

                             Assets and Liabilities
                             ----------------------

                                     September 30, 1997  December 31, 1996
                                     ------------------  -----------------
Assets

     Real property, at cost less
         accumulated depreciation
         of $3,091,974 and
         $2,820,980, respectively           $20,400,560        $19,919,292
     Other                                      812,568            466,934
                                            -----------        -----------
                                             21,213,128         20,386,226

Liabilities                                     213,881             76,032
                                            -----------        -----------

Net Assets                                  $20,999,247        $20,310,194
                                            ===========        ===========

                             Results of Operations

                                      Nine Months ended September 30,
                                      -------------------------------
                                           1997             1996
                                      ---------------  --------------
Revenue
     Rental income                         $2,100,155      $4,227,017
     Other income                              11,217          28,815
                                           ----------      ----------
                                            2,111,372       4,255,832
                                           ----------      ----------

Expenses
     Operating expenses                       441,071       1,402,629
     Depreciation and amortization            280,977         756,995
                                           ----------      ----------
                                              722,048       2,159,624
                                           ----------      ----------

Net income                                 $1,389,324      $2,096,208
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

     In connection with the restructuring of the Palms Business Center joint venture, effective January 1, 1995, the venture partner is entitled to 40% of the excess cash flow above a specified level up to $360,000. As of September 30, 1997, $66,000 of this obligation remains unpaid.

     The following is a summary of the Partnership's three wholly-owned investments:


                                      September 30, 1997   December 31, 1996
                                      -------------------  ------------------

     Land                                    $ 3,451,272         $ 6,523,605
     Buildings and improvements
       and other capitalized costs            12,555,210          22,122,254
     Accumulated depreciation and
       amortization                             (739,553)         (1,171,576)
     Payable to venture partner                       --            (130,000)
     Net operating assets
       (liabilities)                            (203,893)           (139,412)
     Property held for disposition            11,664,190                  --
                                             -----------         -----------
                                             $26,727,226         $27,204,871
                                             ===========         ===========


NOTE 4 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended September 30, 1997 were made on October 30, 1997 in the aggregate amount of $919,264 ($9.58 per limited partnership unit).

     On October 24, 1997, the Partnership sold the Palms Business Center property to an institutional buyer (the "Buyer"), which is unaffiliated with the Partnership. The selling price was determined by arm's length negotiations between the Partnership and the Buyer. The property was sold for $23,200,000. The Partnership received net proceeds of approximately

$23,000,000. Accordingly, the property has been reclassified on the Balance Sheet as "Property held for disposition". This transaction will be accounted for in the fourth quarter of 1997.

Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of units of limited partnership interest in December, 1986. A total of 94,997 units were sold. The Partnership received proceeds of $85,677,259, net of selling commissions and other offering costs, which have been invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. The Partnership made nine real estate investments. Four investments have been sold; one each in 1988, 1993, 1994 and 1996. As a result of the sales, capital of $22,229,298 has been returned to the limited partners through September 30, 1997.

     At September 30, 1997, the Partnership had $7,494,749 in cash, cash equivalents and short-term investments, of which $919,264 was used for cash distributions to partners on October 30, 1997; the remainder will primarily be used for working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and short-term investments. On October 24, 1996, the Partnership made a capital distribution of $97 per limited partnership unit ($9,214,709) from the proceeds of the Decatur TownCenter II sale, which reduced the adjusted capital contribution from $863 to $766 per unit. Distributions of cash from operations for the first three quarters of 1997 were at the annualized rate of 5% on the adjusted capital contribution. Distributions of cash from operations relating to the first three quarters of 1996 were made at the annualized rate of 6% on the adjusted capital contribution. The distribution rate was reduced for 1997 in anticipation of cash requirements related to lease rollovers.

     The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At September 30, 1997, certain appraised values exceeded the related carrying values by an aggregate of $12,000,000 and certain appraised values were less than their related carrying values by an aggregate of $900,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's Advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

     On October 24, 1997, the Partnership sold the Palms Business Center property to an institutional buyer (the "Buyer"), which is unaffiliated with the Partnership. The selling price was determined by arm's length negotiations between the Partnership and the Buyer. The property was sold for $23,200,000. The Partnership received net proceeds of approximately $23,000,000.
Accordingly, the property has been reclassified on the Balance Sheet as "Property held for disposition". This transaction will be accounted for in the fourth quarter of 1997.

Results of Operations
---------------------

     At September 30, 1997, two of the investments in the portfolio are structured as joint ventures with real estate development/management firms, and in one case, with an affiliate of the Partnership. The Decatur TownCenter II property, which was sold in October 1996, was owned by a joint venture. The Palms Business Center, Reflections Apartments and Metro Business Center investments were originally structured as joint ventures. However, effective January 1, 1995, April 1, 1996 and July 1, 1996, respectively, the Partnership was granted full control over management decisions and the investments have been accounted for as wholly-owned properties since those dates.

Operating Factors

     Overall occupancy at Columbia Gateway Corporate Park was 99% during the third quarter of 1997, an increase from 95% during the second quarter. No leases are due to expire until December 1997. Ownership of the Columbia Gateway Corporate Park joint venture is being restructured whereby the Partnership and its affiliate will obtain full control over the business of the joint venture. Although there can be no assurance that this restructuring will occur, the restructuring is expected to be completed during the fourth quarter.

     Occupancy at Reflections Apartments ended the third quarter of 1997 at 88%, down from 93% at June 30, 1997. Current rental rates are at the high end of the market range.

     Occupancy at Metro Business Center at September 30, 1997 was at 92%, up from 91% at September 30, 1996 and 87% at June 30, 1997. Rents at this property are higher than the average for comparable property types in the surrounding area.

     Occupancy at Palms Business Center was 86% at September 30, 1997, a decrease from both earlier in the year and from September 30, 1996.

     Occupancy at 270 Technology Center was 67% at September 30, 1997, down from 97% at June 30, 1997. This decrease in occupancy was expected due to the expiration of a lease whose tenant occupied 30% of the space. This space is currently being marketed.

Investment Activity

     Interest on cash equivalents and short-term investments increased by 5% between the first nine-month periods of 1996 and 1997 due to higher yields.

     Real estate operating activity for the first nine months of 1997 and 1996 was $2,899,708 and $3,178,992, respectively. The 1996 amount includes $90,000 of income which was received by 270 Technology Center from a former tenant in bankruptcy and income of $387,000 from Decatur TownCenter II, a property that was sold during the fourth quarter of 1996. This decline in operating activity during 1997 was partially offset by improved operating results at Metro Business Center ($79,000), Palms Business Center ($63,000), and Columbia Gateway Corporate Park ($54,000). These improvements in operations are primarily attributable to higher rents and increases in reimbursable income at the properties.

     Operating cash flow in 1996 includes $250,000 received pursuant to a loan guarantee from one of the Partnership's joint venture partners, relating to previously accrued investment income. Exclusive of this item, operating cash flow decreased $741,766 between the first nine-month periods of 1996 and 1997. The change primarily stems from the change in Partnership operating results discussed above, together with the timing of cash distributions from certain joint ventures.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

     The management fee decreased between the first nine-month periods of 1996 and 1997 due to a decrease in distributable cash flow from operations. General and administrative expenses did not change significantly between the respective nine-month periods.

                    NEW ENGLAND LIFE PENSION PROPERTIES IV;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                     FOR QUARTER ENDED SEPTEMBER 30, 1997

                                    PART II

                               OTHER INFORMATION
                              -------------------


     Items 1-5.  Not applicable.

     Item 6.     Exhibits and Reports on Form 8-K

                  a.    Exhibits:   (27) Financial Data Schedule

                  b. Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended September 30, 1997.

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


                             NEW ENGLAND LIFE PENSION PROPERTIES IV;
                             A REAL ESTATE LIMITED PARTNERSHIP
                                    (Registrant)



November 12 , 1997
                              /s/ James J. Finnegan
                              -------------------------------
                                James J. Finnegan
                                Vice President
                                of Managing General Partner,
                                Fourth Copley Corp.



November 12 , 1997
                             /s/ Karin J. Lagerlund
                             --------------------------------
                               Karin J. Lagerlund
                               Principal Financial and Accounting
                               Officer of Managing General Partner,
                               Fourth Copley Corp.