Form 10-K405
period 1997-12-31
NEW ENGLAND LIFE PENSION PROPERTIES IV
filed 1998-03-31
CIK 779742

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               _________________

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997
                          Commission File No. 0-15429
                               _________________

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

          As of December 31, 1997, the Partnership had investments in the four real properties described in A., B., D. and E. below. In December 1988, the Partnership sold one of its investments and received sale proceeds of $10,577,476 which were substantially reinvested. Four other investments have been sold. One investment in Atlanta, Georgia was sold on August 6, 1993, resulting in sale proceeds of $7,917,000. Capital was distributed to the Limited Partners in October 1993, in the amount of $82 per Unit . A second investment in Rancho Cucamonga, California was sold on December 30, 1994, resulting in sale proceeds of $5,261,275. On January 26, 1995, capital of $5,224,835 ($55 per Unit) was distributed to the Limited Partners. A third investment located in Decatur, Georgia was sold on October 10, 1996, resulting in sale proceeds of $9,333,325. On October 24, 1996, capital of $9,214,709 ($97 per unit) was distributed to the Limited Partners. Finally, a fourth investment located in Las Vegas, Nevada was sold on October 24, 1997, resulting in sale proceeds of $22,983,007. On November 25, 1997, the Partnership made a capital distribution of $22,989,274 ($242 per limited partnership unit) from the proceeds of the sale and prior4 sales proceeds previously held in reserves.

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

          A. Apartment Complex in Fort Myers, Florida ("Reflections").
             --------------------------------------------------------

          On August 1, 1986, the Partnership acquired a 60% interest in Lee Partners (the "Joint Venture"), a joint venture formed with Lee-Oxford Limited Partnership, a Maryland limited partnership ("Lee-Oxford"). As of December 31, 1997, the Partnership had contributed $8,190,145 to the capital of the Joint Venture out of a maximum commitment of $8,685,000. The joint venture agreement entitles the Partnership to receive 60% of all cash flow from operations, refinancing proceeds and net sale proceeds.

          The Partnership also committed to make a loan for investment in the joint venture of up to $5,790,000 to Lee-Oxford, of which $5,460,097 had been funded as of December 31, 1997. Interest only on the loan is payable monthly at the rate of 10.5% per annum. The entire outstanding principal balance of the loan matures in December, 1999 or will be due on the sale of all or substantially all of the assets of the Joint Venture or the sale of Lee-Oxford's interest in the Joint Venture. Lee-Oxford must apply any cash flow received from operations of the Joint Venture to interest payments on the loan and must apply proceeds of financings or sales received from the Joint Venture to payment of the interest on and principal of the loan. The Partnership agreed, effective January 1, 1988, that to the extent that Lee-Oxford's 40% share of the cash flow is not sufficient to pay interest currently due, interest due on the loan would accrue and compound at a rate of 10.5% per annum. The Partnership agreed, effective May 1, 1992, to extend the maturity date of the loan from August, 1996 to December, 1999, and the borrower agreed to pay interest, currently, at a minimum of 7% with the remainder accruing at 10.5% per annum compounded monthly. The loan is secured by Lee-Oxford's interest in the Joint Venture and by a guarantee of Oxford Development Corporation, an affiliate of Lee-Oxford.

          The joint venture was restructured in the second quarter of 1996, whereby Lee-Oxford became an indirect limited partner. The Partnership thereby obtained control over management and operating decisions. The ownership restructuring was accomplished with the establishment of a new partnership entity in which the Partnership is the general partner and Lee-Oxford is the limited partner. The new entity holds a 42% interest in the Joint Venture, representing all of Lee-Oxford's prior direct ownership interest and 2% of the Partnership's prior direct interest. The Partnership also agreed to release the guarantee from Oxford Development Corporation upon payment to the Partnership of a total of $650,000 of which $136,437 remains unpaid at December 31, 1997.

          The joint venture owns approximately 12.63 acres of land located in Fort Myers, Florida and has constructed a 282-unit apartment complex, consisting of 12 2- and 3-story buildings, thereon. The complex was approximately 92% occupied as of December 31, 1997.


          B. Office/Industrial Buildings in Phoenix, Arizona ("Metro Business
             ----------------------------------------------------------------
             Center").
             --------

          On September 15, 1986, the Partnership acquired a 60% interest in Copley/Hewson Northwest Associates, a joint venture formed with an affiliate of The Hewson Company (the "Developer"). Effective January 1, 1990, as a result of operating deficits, the joint venture agreement was amended to reflect an increase of the Partnership's interest in the joint venture to 80% and a decrease in the Developer's interest to 20%. As of December 31, 1997, the Partnership had contributed $5,302,193 to the capital of the joint venture out of a maximum obligation of $5,580,000.

          The Partnership also committed to make a loan for investment in the joint venture of up to $3,988,000 to the Developer, of which $3,534,796 had been funded as of December 31, 1997. Interest only on the loan is payable monthly at the rate of 10.5% per annum. The loan has a ten-year term and is not prepayable. The Developer must apply any cash flow received from operations of the joint venture to interest payments on the loan and must apply proceeds of refinancings or sales received from the joint venture to payments of interest on and principal of the loan. The loan is secured by the borrower's interest in the joint venture.

          The joint venture agreement entitled the Partnership to receive 80% of net cash flow, refinancing proceeds and sale proceeds once the loan and accrued interest are repaid in full.

          On January 1, 1996 a letter agreement was executed which modified certain terms of the Joint Venture Agreement. The letter agreement, which constituted an amendment to the Joint Venture Agreement, granted the Partnership
full control over management decisions.   The Partnership's control over any
decision to sell the property, however, became effective on July 1, 1996.

          Effective December 30, 1996, the property owned by the joint venture was distributed to the venture partners as tenants-in-common. The Partnership, however, retained its overall decision-making authority. The property interest distributed to the Developer is encumbered by the aforementioned loan. The note was amended to mature on February 1, 1997 and is secured by a recorded deed-of-trust. The note was subsequently amended to mature on March 31, 1998. The maturity date is in the process of being extended. In connection with the transaction, the Partnership obtained the option to purchase the tenancy-in-common interest of the Hewson affiliate at its fair market value beginning February 1, 1997.

          On February 28, 1998, the Partnership executed a purchase and sale agreement to purchase the tenancy-in-common interest of the Developer. The partnership expects to close on the sale on May 29, 1998. The purchase price is $6,927,000 and shall be payable by the Partnership as follows: (i) A portion of the purchase price will be paid with all outstanding amounts, including but not limited to accrued but unpaid interest, owed by the Developer to the Partnership under the aforementioned loan. (ii) The Partnership shall pay the remainder of the purchase price in excess of the outstanding loan amounts. The Partnership expects this amount to be nominal at the time of the closing.

          The tenants-in-common own approximately seven acres of land located in Phoenix, Arizona, improved with four one-story warehouse buildings containing approximately 109,930 square feet of space. The buildings were 100% leased as of December 31, 1997.

          C. Office, Industrial and Retail Buildings in Las Vegas, Nevada
             ------------------------------------------------------------
             ("Palms Business Center").
             -------------------------

          On December 29, 1986, the Partnership acquired a 60% interest in Rancho Road Associates, a joint venture formed with an affiliate of Commerce Centre Partners. In the first quarter of 1990, the Partnership committed to increase its maximum commitment from $13,400,000 to $15,300,000. On October 2, 1991, the Partnership committed to increase its maximum commitment from $15,300,000 to $15,840,000. As of the date of sale, discussed below, the Partnership had contributed $15,840,000 of capital to the joint venture. The additional funds were used to pay for higher than anticipated tenant finish costs and the costs of re-leasing the space vacated by tenants when leases expired. The joint venture agreement entitled the Partnership to receive a preferred cumulative compounded return of 11% per annum on its capital contribution, of which 9.5% per annum was due currently and up to 1.5% per annum could be accrued if sufficient cash was not available therefor. The entire unpaid accrued preferred return was due and payable at the end of the tenth year of the joint venture's operations. The joint venture agreement also entitled the Partnership to receive 60% of net cash flow and 60% of sale and refinancing proceeds following the return of the Partnership's equity capital.

          As of January 1, 1995, the joint venture agreement was amended and restated granting the Partnership control over management and operating decisions. Additionally, the venture partner received 40% of the excess cash flow above a specified level until its cash investment of $360,000 was repaid in full, at which time the Partnership was entitled to all cash flow. The venture partner was paid in full as of the date of sale, discussed below. Unpaid preferred returns of $2,936,919 were added to the Partnership's capital account. Future preferred return payments were to be made monthly in the amount of $121,125. Monthly payments were made to the extent operating revenues or extraordinary cash flows were available. To the extent such payments could not be made from such sources when due, payments could accrue at a rate of 9.5% per annum, compounded monthly, until paid.

          The joint venture owned approximately 14.1 acres of land in Las Vegas, Nevada improved with 15 one-story buildings suitable for office, industrial and retail use and containing approximately 224,474 square feet of space. At the time of sale, approximately 86% of the available leasable area was leased.

          On November 16, 1990, the joint venture filed a complaint against a tenant for failure to pay rent and fraud, totaling approximately $500,000. A judgment in the amount of $911,200 was legally recorded in 1995. The Partnership had not collected on or recognized the judgment as of the date of sale.

          On October 26, 1994, the joint venture filed a complaint against Han Lee, Inc. for failure to pay rent totaling $69,171, including late charges. In August, 1995, a Judgment by Default in the amount of $83,856 was legally recorded. The Partnership has determined that the claim was not collectible at the time of sale.

          On October 24, 1997, the Palms Business Center was sold. The Partnership received proceeds of $22,983,007. On November 25, 1997, the Partnership made a distribution to the Limited Partners of $22,989,274 ($242 per Unit) from the proceeds of this sale and from reserves established with the proceeds of prior sales.

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

          As of April 20, 1989, the joint venture agreement was amended and restated reflecting an increase in the Partnership's interest in the joint venture to 34.75% and a decrease in the Affiliate's interest in the joint venture to 15.25%. In addition, the amended and restated joint venture agreement increased the Partnership's maximum commitment to contribute capital to the joint venture and reallocated the capital contributed to the joint venture between the Partnership and the Affiliate. As of December 31, 1997, the Partnership had contributed $14,086,147 to the capital of the joint venture out of a maximum commitment of $14,598,000.

          The joint venture agreement entitles the Partnership and the Affiliate to receive a preferred return on the their respective invested capital at the rate of 10.5% per annum. Such preferred return will be payable currently until the Partnership and the Affiliate have received an aggregate of $8,865,000; thereafter, if sufficient cash flow is not available therefor, the preferred return will accrue and bear interest at the rate of 10.5% per annum, compounded monthly. The joint venture agreement also entitles the Partnership to receive 34.75% of cash flow following payment of the preferred return and 34.75% of the net proceeds of sales and refinancings following return of the Partnership's and the Affiliate's equity. Ownership of the joint venture has been restructured whereby the Partnership and the Affiliate will obtain full control over the business of the joint venture. The restructuring will be effective January 1, 1998.

          The joint venture owns approximately 20.85 acres of land in the Columbia Gateway Corporate Park in Columbia, Maryland. The intended development plan for this land was for a two-stage development of seven office and research and development buildings. The first phase of this development was completed by 1992 and included the construction of four, one-story buildings containing 142,545 square feet. The second phase of this development commenced in the spring of 1994 in which a building totaling 46,000 square feet was constructed and leased to a single tenant for a term of ten years. As of December 31, 1997, the project was 98% leased.


          E. Office/Research and Development Buildings in Frederick, Maryland
             ----------------------------------------------------------------
             ("270 Technology Center").
             -------------------------

          On December 22, 1987, the Partnership acquired a 50% interest in a joint venture formed with MORF Associates VI Limited Partnership. As of December 31, 1997, the Partnership had contributed $4,857,000 to the capital of the joint venture out of a maximum commitment of $5,150,000. The joint venture agreement entitles the Partnership to receive a preferred return on its invested capital at the rate of 10% per annum. Such preferred return was payable currently through September 30, 1988; presently, and until the termination of the joint venture's operations, to the extent that sufficient cash flow is not available therefor, the preferred return will accrue and bear interest at the rate of 10% per annum, compounded monthly. The joint venture agreement entitles the Partnership to receive 50% of the net proceeds of sales and financings after return of its equity and preferred return.

          As of July 3, 1990, the joint venture sold approximately 3.9 acres of land to an unrelated third party. In return, the joint venture received approximately $500,000 and a parcel of land consisting of approximately .4 acres. The joint venture currently owns approximately 8 acres of land in the 270 Technology Center in Frederick, Maryland, together with two one-story research and development/office buildings, containing approximately 73,360 square feet of space, located thereon. As of December 31, 1997, the buildings were approximately 70% leased.

Item 2. Properties.
        ----------

          The following table sets forth the annual realty taxes for the Partnership's properties and information regarding tenants who occupy 10% or more of gross leasable area (GLA) in the Partnership's properties.

                                                                 NUMBER
                                                                   OF
                                                                TENANTS
                                                ESTIMATED       WITH 10%         NAME(S)       SQUARE FEET
                                                   1998        OR MORE OF          OF              OF
                  PROPERTY                     REALTY TAXES       GLA           TENANT(S)     EACH TENANT
----------------------------------------------------------------------------------------------------------
Apartment Complex in Fort Myers, FL                $191,000       N/A             N/A              N/A

Office/R&D Buildings in Columbia, MD               $163,974        4            Wiltel              27,480
                                                                               Columbia             45,951
                                                                               National
                                                                               EVI, Inc.            38,225
                                                                                 Avnet              21,991

Office/R&D Buildings in Frederick, MD              $ 55,967        3          Great West            16,143
                                                                             Life Annuity
                                                                             Stulz America           9,933
                                                                                Science             10,996
                                                                             Applications

Office/Industrial Buildings in Phoenix,  AZ        $ 95,004        1            FW Bell             19,259
----------------------------------------------------------------------------------------------------------


                                               ANNUAL
                                              CONTRACT
                                              RENT PER
                                               SQUARE       LEASE                RENEWAL           LINE OF BUSINESS
                  PROPERTY                      FOOT      EXPIRATION             OPTIONS         OF PRINCIPAL TENANTS
----------------------------------------------------------------------------------------------------------------------
Apartment Complex in Fort Myers, FL             N/A             N/A                 N/A                     N/A

Office/R&D Buildings in Columbia, MD            $10.50     November, 2007     Two for 5 Years     Telecommunications
                                                $ 8.95      August, 2004      Two for 5 Years     Home Mortgages

                                                $ 9.57     February, 2006     One for 5 Years     Environmental/Testing
                                                $ 8.20     October, 1999      One for 5 Years     Telecommunications

Office/R&D Buildings in Frederick, MD           $12.79     February, 2002          None                  Insurance

                                                $ 7.39     December, 1999          None              HVAC Manufacturing
                                                 13.44      August, 1998           None                  Technology


Office/Industrial Buildings in Phoenix,  AZ     $ 6.60      April, 1998       One for 5 Years              Light
                                                                                                   Assembly/Distribution
------------------------------------------------------------------------------------------------------------------------

          The following table sets forth for each of the last five years the gross leasable area, occupancy rates, rental revenue and net effective rent for the Partnership's properties:

                                                                                                   NET
                                                                                  RENTAL        EFFECTIVE
                                              GROSS LEASABLE      YEAR-END        REVENUE         RENT
                 PROPERTY                          AREA          OCCUPANCY      RECOGNIZED     ($/SF/YR)*
-----------------------------------------------------------------------------------------------------------
Apartment Complex in Fort Myers, FL
-----------------------------------
                   1993                               250,810             97%     $1,714,144         $ 7.45
                   1994                               250,810             96%     $1,817,688         $ 7.51
                   1995                               250,810             96%     $1,867,298         $ 7.84
                   1996                               250,810             88%     $1,787,247         $ 7.75
                   1997                               250,810             92%     $1,822,350         $ 7.26
Office, Ind. & Retail Buildings in
Las Vegas, NV (1)
----------------------------------
                   1993                               224,474             91%     $1,515,310         $ 7.50
                   1994                               224,474             96%     $1,756,690         $ 8.37
                   1995                               224,474             96%     $1,938,417         $ 8.83
                   1996                               224,474             98%     $1,921,300         $ 8.85
                   1997                               224,474             86%     $1,613,215         $ 9.54
Office/R&D Buildings in Columbia, MD
------------------------------------
                   1993                               142,545             73%     $1,334,767         $13.01
                   1994                               188,649             92%     $1,496,175         $ 9.61
                   1995                               188,649             92%     $1,870,329         $10.78
                   1996                               188,649             94%     $1,941,458         $11.13
                   1997                               188,649             98%     $1,953,704         $10.82
Office/R&D Buildings in Frederick, MD
-------------------------------------
                   1993                                73,360             65%     $  541,166         $12.94
                   1994                                73,360            100%     $  617,457         $10.20
                   1995                                73,360             98%     $  762,212         $10.66
                   1996                                73,360             89%     $  769,262         $11.43
                   1997                                73,360             70%     $  728,065         $11.99
Office/Industrial Buildings in Phoenix, AZ
-------------------------------------------
                   1993                               109,930             98%     $  899,266         $ 8.61
                   1994                               109,930            100%     $1,009,939         $ 9.28
                   1995                               109,930             91%     $1,000,638         $ 9.46
                   1996                               109,930             92%     $  925,727         $ 9.25
                   1997                               109,930            100%     $1,057,024         $10.50
-----------------------------------------------------------------------------------------------------------

* Net Effective Rent calculation is based on average occupancy during the respective year.

(1) This property was sold on October 24, 1997.

          Following is a schedule of lease expirations for each of the next ten years for the Partnership's properties based on the annual contract rent in effect at December 31, 1997:


                                  TENANT AGING REPORT
                                                                            PERCENTAGE
                                                                TOTAL           OF
                                    # OF          TOTAL         ANNUAL        GROSS
                                    LEASE         SQUARE       CONTRACT       ANNUAL
           PROPERTY              EXPIRATIONS       FEET          RENT         RENTAL
--------------------------------------------------------------------------------------
Apartment Complex in
Fort Myers, FL
--------------------
             1998                    N/A           N/A           N/A           N/A
             1999                    N/A           N/A           N/A           N/A
             2000                    N/A           N/A           N/A           N/A
             2001                    N/A           N/A           N/A           N/A
             2002                    N/A           N/A           N/A           N/A
             2003                    N/A           N/A           N/A           N/A
             2004                    N/A           N/A           N/A           N/A
             2005                    N/A           N/A           N/A           N/A
             2006                    N/A           N/A           N/A           N/A
             2007                    N/A           N/A           N/A           N/A
Office/Industrial
Buildings in Phoenix, AZ
------------------------
             1998                     6          36,970       $250,584         29%
             1999                     8          28,593       $218,448         26%
             2000                     5          17,486       $149,004         17%
             2001                     4          19,383       $158,676         19%
             2002                     2           7,498       $ 73,788          9%
             2003                     0               0       $      0          0%
             2004                     0               0       $      0          0%
             2005                     0               0       $      0          0%
             2006                     0               0       $      0          0%
             2007                     0               0       $      0          0%
Office/R&D Buildings in
Columbia, MD
-----------------------

             1998                     1           8,781       $ 93,077          5%
             1999                     2          32,570       $270,257         15%
             2000                     1          14,825       $146,026          8%
             2001                     0               0       $      0          0%
             2002                     2          20,987       $245,855         14%
             2003                     0               0       $      0          0%
             2004                     1          45,951       $411,261         23%
             2005                     0               0       $      0          0%
             2006                     4          38,225       $350,904         19%
             2007                     1          27,480       $288,540         16%
--------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------
Office/R&D Buildings in Frederick, MD
-------------------------------------
             1998                           6       18,157       $212,435          38%
             1999                           3        9,933       $ 73,931          13%
             2000                           0            0       $      0           0%
             2001                           2        6,885       $ 73,543          13%
             2002                           1       16,143       $206,463          36%
             2003                           0            0       $      0           0%
             2004                           0            0       $      0           0%
             2005                           0            0       $      0           0%
             2006                           0            0       $      0           0%
             2007                           0            0       $      0           0%
----------------------------------------------------------------------------------------

Note: N/A denotes that the disclosure is not applicable based on the nature of the property.

          The following table sets forth for each of the Partnership's properties the: (i) federal tax basis, (ii) rate of depreciation, (iii) method of depreciation, (iv) life claimed, and (v) accumulated depreciation, with respect to each property or component thereof for purposes of depreciation:

                                                                               Rate of               Life    Accumulated
                     Entity / Property                         Tax Basis    Depreciation   Method  in years  Depreciation
--------------------------------------------------------------------------------------------------------------------------
Industrial Buildings, Phoenix, AZ
---------------------------------
Building & Improvements                                        $ 4,819,444          3.18%    SL        31.5    $1,347,674
Building Improvements                                              329,439          2.56%    SL          39         8,019
                                                               -----------                                     ----------
Total Depreciable Assets                                       $ 5,148,883                                     $1,355,693

Office/Research and Development Buildings, Frederick, MD
--------------------------------------------------------
Building                                                       $ 4,199,372          3.18%    SL        31.5    $1,324,797
Land Improvements                                                  727,147          2.56%    SL          39        13,717
Land Improvements                                                  100,000         10.00%    SL          15        19,303
                                                               -----------                                     ----------
Total Depreciable Assets                                       $ 5,026,519                                     $1,357,817

Apartment Complex, Fort Myers, FL
---------------------------------
Building                                                       $ 9,155,671          3.64%    SL        27.5    $2,817,104
                                                               -----------                                     ----------
Total Depreciable Assets                                       $ 9,155,671                                     $2,817,104

Office/Research and Development Buildings, Columbia, MD
-------------------------------------------------------
Building                                                       $ 7,829,962          3.18%    SL        31.5    $1,945,532
Land Improvements                                                3,685,504          2.56%    SL          39        50,196
Land Improvements                                                   94,022           N/A   150%DB        15        28,050
                                                               -----------                                     ----------
Total Depreciable Assets                                       $11,609,488                                     $2,023,778

Total Depreciable Assets                                       $30,940,561                                     $7,554,392
                                                               ===========                                     ==========
--------------------------------------------------------------------------------------------------------------------------

SL=  Straight Line
DB= Declining Balance

       Following is information regarding the competitive market conditions for each of the Partnership's properties. This information has been gathered from sources deemed reliable. However, the Partnership has not independently verified the information and, as such, cannot guarantee its accuracy or completeness.

Apartment Complex in Fort Myers, FL
----------------------------------------

Reflections is located in the city of Fort Myers in Lee County. Employment in Lee County is concentrated in the services and trade sectors, which represent nearly 60% of the market's total employment. The area has experienced abundant commercial and industrial activity due to the influences of a strong transportation network, availability of reasonably priced land and proximity to an institute of higher learning. With over 1 million square feet of office space, this area should continue to generate substantial demand for multifamily housing. The impact of these employment generators should continue to have a major impact on demand for rental housing in the Lee County market.

Office/Industrial Buildings in Phoenix, AZ
------------------------------------------

The property is located in the metropolitan Phoenix market, which has steadily outperformed most other western metro areas, adding jobs at over twice the national rate of expansion. Attracting both service and high-tech firms, Phoenix continues to diversify its industrial base, which has achieved sufficient size to begin attracting additional firms on its own. New office supply in the metro area during 1997 totaled 1.0 million square feet, a 2.3% increase to existing stock. Office demand growth during 1997 was approximately 2.4%, effectively unchanged from the 2.5% recorded in 1996. In turn, the office vacancy rate for 1997 decreased slightly to 9.4% from 9.5% at year-end 1996.

Office/R&D Buildings in Columbia, MD
------------------------------------

The property is located within the Howard County R&D submarket, which has a base of 8.9 million square feet and a 6.3% vacancy rate as of year-end 1997. Due to limited space in the marketplace, tenants continue to seek space that will accommodate their growth needs and are moving from Washington, D.C. to the Baltimore suburbs. The Columbia flex submarket contains 6.8 million square feet of space and a 6.5% vacancy rate. Planned construction of 300,000 square feet of speculative office space in this market is showing offering rates on new product that are setting new highs. As a result, 1997 rents for Howard County averaged in the $10.00 - $10.50 range.

R&D/Office Buildings in Frederick, MD
-------------------------------------

The property is located in the Frederick County office/flex and light industrial market. The Frederick R&D/office market contains approximately 4.9 million square feet of space with a vacancy rate of approximately 16%. Current market rents range from $8.50 to $10.00 per square foot for R&D and $9.50 to $12.00 per square foot for office. Due to build-to-suit activity during 1997, which limited new large tenants to fill vacated space, the market is currently out of balance. While the office-using sector in Frederick County is expected to remain stable over the near term, rents are expected to remain flat through 1998.

Item 3.

Legal Proceedings
-----------------

The Partnership is not a party to, nor are any of its properties subject to, any material pending legal proceedings. A joint venture in which the Partnership holds an interest has received judgements against two former tenants for defaults under leases. See Item 1.C.

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

     As of December 31, 1997, there were 16,983 holders of Units.

     The Partnership's Amended and Restated Agreement of Limited Partnership dated May 29, 1986, as amended to date (the "Partnership Agreement"), requires that any Distributable Cash (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Distributable Cash. For the year ended December 31, 1997, cash distributions paid in 1997 or distributed after year end with respect to 1997 to the Limited Partners as a group totaled $26,517,463, including $22,989,274 ($242 per Limited Partnership Unit) from the proceeds of a property sale and proceeds from reserves established from the proceeds of previous sales. For the year ended December 31, 1996, cash distributions paid in 1996 or distributed after year end with respect to 1996 to the Limited Partners as a group totaled $14,032,008, including $9,214,709 ($97 per Limited Partnership unit) from the proceeds of a property sale.

     Cash distributions exceeded net income in 1997 and 1996 and, therefore, resulted in a reduction of partners' capital. Reference is made to the Partnership's Statement of Partner's Capital (Deficit) and Statement of Cash Flows in Item 8 hereof.

Item 6.  Selected Financial Data.
         -----------------------

                                     For Year      For Year       For Year       For Year       For Year
                                     Ended or      Ended or       Ended or       Ended or       Ended or
                                      as of          as of         as of          as of           as of
                                   12/31/97(1)    12/31/96(2)    12/31/95(3)    12/31/94(4)    12/31/93(5)
                                   -----------    -----------    -----------    -----------    -----------
Revenues                            $16,837,755    $ 7,582,119    $ 5,906,735    $ 4,576,435    $ 3,784,731

Net Income (Loss)                   $13,211,159    $ 4,392,513    $ 3,912,897    $ 3,752,101    $  (378,545)

Net Income (Loss) per Unit of
 Limited Partnership Interest       $    137.68    $     45.78    $     40.78    $     39.10    $     (3.94)

Total Assets                        $37,925,503    $50,710,887    $59,991,655    $67,145,010    $67,471,037

Total Cash Distributions per
 Units of Limited Partnership
 Interest, including amounts
 distributed after year end
 with respect to such year          $    279.14    $    147.71    $     60.12    $    105.49    $    126.22

(1) Net income includes a gain on the sale of property of $10,482,458. Cash distributions include a return of capital of $242.00 per Limited Partnership Unit.

(2) Net income includes a gain on the sale of a joint venture investment of $1,055,591. Cash distributions include a return of capital of $97.00 per Limited Partnership Unit.

(3) Cash distributions include $8.09 per Limited Partnership Unit that is attributable to a discretionary reduction of cash reserves, which had been previously accumulated through operating activities.

(4) Net income includes a gain on the sale of a joint venture investment of $399,865. Cash distributions include a return of capital of $55.00 per Limited Partnership Unit.

(5) The Partnership recorded investment valuation allowances totaling $2,760,784 ($28.77 per Limited Partnership Unit) during 1993. Cash distributions include a return of capital of $82.00 per Limited Partnership Unit.

     Item 7
     ------

     Management's Discussion and Analysis of Financial Condition and Results of
     --------------------------------------------------------------------------
     Operations
     ----------

     Liquidity and Capital Resources

          The Partnership completed its offering of units of limited partnership interest in December, 1986. A total of 94,997 units were sold. The Partnership received proceeds of $85,677,259, net of selling commissions and other offering costs, which have been invested in real estate, used to pay related acquisition costs, or retained as working capital reserves.
     The Partnership made nine real estate investments. Five investments have been sold; one each in 1988, 1993, 1994, 1996 and 1997. Capital of $45,218,572 ($476 per limited partnership unit) has been returned to the limited partners through December 31, 1997.

          On October 10, 1996, the Partnership sold its interest in the Decatur TownCenter II joint venture to its partner for $9,540,860. The Partnership received net sale proceeds of $9,333,325 and after closing costs recognized a gain of $1,055,591 ($11.00 per limited partnership unit). On October 24, 1996, the Partnership made a capital distribution of $97 per limited partnership unit ($9,214,709) from the proceeds of the sale. The adjusted capital contribution after this sale is $766.

          On October 24, 1997, the Palms Business Center property was sold to an institutional buyer which is unaffiliated with the Partnership for $23,200,000. The Partnership received net proceeds of $22,983,007, after closing costs and repayment of a loan from the venture partner. The Partnership recognized a gain of $10,482,458 ($109.24 per limited partnership unit). A disposition fee of $696,000 was accrued but not paid to AEW. On November 25, 1997, the Partnership made a capital distribution of $22,989,274 ($242 per limited partnership unit) from the proceeds of the sale and prior sales proceeds held in reserves. This distribution reduced the adjusted capital contribution to $524 per limited partnership unit.

          At December 31, 1997, the Partnership had $ 6,907,226 in cash, cash equivalents and short-term investments, of which $806,035 was used for cash distributions to partners on January 29, 1998; the remainder will primarily be used for working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and short-term investments. Quarterly distributions of cash from operations relating to 1997 were made at the annualized rate of 5% on the weighted average adjusted capital contribution. Quarterly distributions of cash from operations related to 1996 were made at the annualized rate of 6% on the weighted average adjusted capital contribution.

          The carrying value of real estate investments in the financial statements at December 31, 1997 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At December 31, 1997, the appraised values of certain investments exceeded the related carrying values by an aggregate of $5,500,000.

     The current appraised value of real estate investments has been estimated by the Managing General Partner and is generally based on a combination of traditional appraisal approaches performed by AEW and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

          The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Partnership's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions or engage in normal business operations. The Managing General Partner and its affiliates are assessing the modifications or replacements of its software that may be necessary for its computer systems to function properly with respect to the dates in the year 2000 and thereafter. The Managing General Partner and its affiliates do not believe that the cost of either modifying existing software or converting to new software will be significant or that the Year 2000 Issue will pose significant operational problems.

     Results of Operations
     ---------------------

     Form of Real Estate Investments

          At December 31, 1997, two of the investments in the portfolio are structured as joint ventures with real estate development/management firms, and in one case, with an affiliate of the Partnership. The Palms Business Center ( which was sold October 24, 1997), Reflections Apartments and Metro Business Center investments were originally structured as joint ventures. However, effective January 1, 1995, April 1, 1996 and July 1, 1996, respectively, the Partnership was granted full control over management decisions and the investments have been accounted for as wholly-owned properties since those dates.

     Operating Factors

          As previously discussed, the Palms Business Center was sold on October 24, 1997 and the Partnership recognized a gain of $10,482,458. At the time of the sale the Palms Business Center was 86% leased compared to 98% and 96% at December 31, 1996 and December 31, 1995, respectively.

          Overall occupancy at Columbia Gateway Corporate Park was 98% at December 31, 1997, up from 94% at December 31, 1996. Ownership of the Columbia Gateway Corporate Park joint venture has been restructured whereby the Partnership and its affiliate will obtain full control over the business of the joint venture. The restructuring will be effective January 1, 1998.

          Occupancy at Reflections Apartments at December 31, 1997 was 92%, up from 88% at December 31, 1996. Current rental rates are at the high end of the market range.

          Occupancy at Metro Business Center at December 31, 1997 was at 100%, up from 92% at December 31, 1996.

          Occupancy at 270 Technology Center was 70% at December 31, 1997, down from 89% at December 31, 1996 and 98% at December 31, 1995. This decrease in occupancy is primarily due to the expiration of a lease whose tenant occupied 30% of the space. This space is currently being marketed.

     Investment Activity

     1997 Compared to 1996

          Interest on cash equivalents and short-term investments increased by approximately $102,000 compared to 1996, primarily due to higher average investment balances as a result of the temporary investment of the receipt of the Palms Business Center sales proceeds and to higher yields.

          Exclusive of 1996 operating results at Decatur TownCenter ($220,428), total real estate operations were $2,925,862 and $3,558,278 for the twelve months ended December 31, 1997 and 1996, respectively. The decrease of $632,416, is primarily due to a decrease in joint venture earnings in 270 Technology Center due to higher vacancy and a write off of tenant improvements. The decrease is also attributable to the decrease in operations from Palms Business Center due to the October, 1997 sale. These decreases were offset by improved operating results at both Metro Business Center and Reflections, both of which experienced higher occupancy rates during 1997.

          Operating cash flow in 1997 decreased $1,463,739. Cash flow in 1996 included $250,000 received pursuant to a loan guarantee from one of the Partnership's joint venture partners, relating to previously accrued investment income. Exclusive of this item, operating cash flow decreased $1,213,739 between 1996 and 1997. The change primarily stems from the change in Partnership operating results discussed above, increases in working capital and the timing of cash distributions from joint ventures.

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

     1997 Compared to 1996

          General and administrative expenses decreased approximately $14,000 or 4%, primarily due to a decrease in professional fees for 1997 which were the result of a reduction in accounting fees and lower legal fees in 1997. Legal fees in 1996 had included expenses incurred for the two investment restructurings. Management fees decreased in 1997 compared to 1996 due to a decrease in distributable cash flow and a corresponding decrease in operating distributions to partners.

     1996 Compared to 1995

          General and administrative expenses decreased approximately $18,000 as a result of lower legal expenses. The management fee decreased due to an decrease in distributable cash flow from operations. This decrease is primarily attributable to the discretionary reduction in the Partnership's cash reserves in 1995.

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


                                   PART III
                                   --------

Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

          (a) and (b) Identification of Directors and Executive Officers.
                      --------------------------------------------------

          The following table sets forth the names of the directors and executive officers of the General Partner and the age and position held by each of them as of December 31, 1997.


Name                       Position(s) with the Managing General Partner              Age
----                       ---------------------------------------------              ---
Wesley M. Gardiner, Jr.    President, Chief Executive Officer and Director              39
Pamela J. Herbst           Vice President and Director                                  42
J. Grant Monahon           Vice President and Director                                  52
James J. Finnegan          Vice President                                               37
Karin J. Lagerlund         Treasurer and Principal Financial and Accounting Officer     33

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

     Wesley M. Gardiner, Jr. joined AEW Real Estate Advisors, Inc. ("AEW") , formerly known as Copley Real Estate Advisors, Inc., in 1990 and has been a Vice President at AEW since January, 1994. AEW is a subsidiary of AEW Capital Management, L.P. ("AEW Capital Management"). From 1982 to 1990, he was employed by Metric Realty, a nationally-known real estate investment advisor and syndication firm, as a portfolio manager responsible for several public and private limited partnerships. His career at AEW has included asset management responsibility for the company's Georgia and Texas holdings. Presently, Mr. Gardiner has overall responsibility for all the partnerships advised by AEW whose securities are registered under the Securities and Exchange Act of 1934. He received a B.A. in Economics from the University of California at San
Diego.

     Pamela J. Herbst directs AEW Capital Management's Portfolio Advisory Services, with oversight responsibility for the asset and portfolio management areas. Ms. Herbst is a member of AEW Capital Management's Investment Policy Group and Management Committee. She came to AEW Capital Management in December 1996 as a result of the firm's merger with Copley Real Estate Advisors, Inc., where she held various senior level positions in asset and portfolio management, acquisitions, and corporate operations since 1982. Ms. Herbst is a graduate of the University of Massachusetts (B.A.) and Boston University (M.B.A.).

     J. Grant Monahon is AEW Capital Management's General Counsel and a member of the firm's Management Committee and Investment Policy Group. He has over 25 years of experience in real estate law and investments. Prior to joining AEW Capital Management in 1987, Mr. Monahon was a partner with a major Boston law firm. As the head of that firm's real estate finance department, he represented a wide variety of institutional clients, both domestic and international, in complex equity and debt transactions. He is the former Chairman of the General Counsel section of the National Association of Real Estate Investment Managers. Mr. Monahon is a graduate of Dartmouth College (B.A.) and Georgetown University Law Center (J.D.).

     James J. Finnegan is the Assistant General Counsel of AEW Capital Management. Mr. Finnegan served as Vice President and Assistant General Counsel of Aldrich, Eastman & Waltch, L.P., a predecessor to AEW Capital Management.
Mr. Finnegan has over ten years of experience in real estate law, including seven years of experience in private practice with major New York City and Boston law firms. Mr. Finnegan also serves as AEW's securities and regulatory compliance officer. Mr. Finnegan is a graduate of the University of Vermont (B.A.) and Fordham University School of Law (J.D.).

     Karin J. Lagerlund directs the Advisory Services Portfolio Accounting
Group at AEW Capital Management, overseeing portfolio accounting, performance measurement and client financial reporting for AEW's private equity investment portfolios. Ms. Lagerlund is a Certified Public Accountant and has over ten years experience in real estate consulting and accounting. Prior to joining AEW Capital Management in 1994, she was an Audit Manager at EY/Kenneth Leventhal LLP. Ms. Lagerlund is a graduate of Washington State University (B.A.).

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

      The following table sets forth the amounts of the fees and cash distributions and reimbursements of out-of-pocket expenses which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the year ended December 31, 1997.

                                                                     Amount of
                                                                   Compensation
                                                                        and
Receiving Entity                         Type of Compensation      Reimbursement
----------------                         --------------------      -------------
General Partners                      Share of Distributable Cash       $ 38,959

AEW Real Estate Advisors, Inc.        Management Fees and
(formerly known as Copley Real        Reimbursement of Expenses          367,468
Estate Advisors, Inc.)

New England Securities Corporation    Servicing Fees and
                                      Reimbursement of Expenses           25,155
                                                                        --------

                                      TOTAL                             $431,582
                                                                        ========

          For the year ended December 31, 1997 the Partnership allocated $156,581 of taxable income to the General Partners.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

(a)  Security Ownership of Certain Beneficial Owners
     -----------------------------------------------

          No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 1997. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

          Except as expressly provided in the Partnership Agreement, the right to manage the business of the Partnership is vested exclusively in the General Partner.

(b)  Security Ownership of Management.
     --------------------------------

          An affiliate of the General Partner of the Partnership owned 1,648 Units as of December 31, 1997.

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

(b) Reports on Form 8-K. On November 10, 1997, the Partnership filed one Current Report on Form 8-K disclosing the sale of the Palms Business Center property on October 24, 1997.

                    New England Life Pension Properties IV;

                       A Real Estate Limited Partnership



                              Financial Statements

                                 * * * * * * *



                               December 31, 1997

                    NEW ENGLAND LIFE PENSION PROPERTIES IV;
                    --------------------------------------
                       A REAL ESTATE LIMITED PARTNERSHIP
                       ---------------------------------

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE
                   ------------------------------------------






Report of Independent Accountants

Financial Statements:

    Balance Sheets - December 31, 1997 and 1996

    Statements of Operations - Years ended December 31, 1997, 1996 and 1995

    Statements of Partners' Capital (Deficit) - Years ended December 31, 1997,
    1996 and   1995

    Statements of Cash Flows - Years ended December 31, 1997,1996 and 1995

    Notes to Financial Statements

Financial Statement Schedule:

    Schedule III - Real Estate and Accumulated Depreciation at December 31, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Partners

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

In our opinion, based on our audits and the reports of other auditors for the years ended December 31, 1997, 1996 and 1995, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of New England Life Pension Properties IV; a Real Estate Limited Partnership (the "Partnership") at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Fourth Copley Corp., the Managing General Partner of the Partnership; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Partnership's Decatur TownCenter II joint venture investee for the year ended December 31, 1995, which results of operations are recorded using the equity method of accounting in the Partnership's financial statements. Equity in joint venture income for this venture was $680,012 for the year ended December 31, 1995. We also did not audit the financial statements of the Partnership's Columbia Gateway Corporate Park and 270 Technology Center joint venture investees for the years ended December 31, 1996 and 1995, which results of operations are recorded using the equity method of accounting in the Partnership's financial statements. Equity in joint venture income for these ventures aggregated $1,415,605 and $1,371,477 for the years ended December 31, 1996 and 1995, respectively. We also did not audit the financial statements of the Partnership's investment in Reflections and Metro Business Center for the years ended December 31, 1996 and 1995. Operating income for these investments was $809,714 for the year ended December 31, 1996, and equity in joint venture income was $339,763 and $1,045,307 for the years ended December 31, 1996 and 1995, respectively. We also did not audit the financial statements of the Partnership's investment in Palms Business Centers for the years ended December 31, 1996 and 1995. Operating income for this investment was $1,806,638 and $1,770,345 for the years ended December 31, 1996 and 1995. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amount included for the equity in joint venture income for Decatur TownCenter II for the year ended December 31, 1995, and for Columbia Gateway Corporate Park and 270 Technology Center for the years ended December 31, 1996 and 1995, and for the operating income and equity in joint venture income for Reflections, Metro Business Center and Palms Business Centers for the years ended December 31, 1996 and 1995 is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Managing General Partner, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors for the years ended December 31, 1997, 1996 and 1995 provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP
------------------------------
Boston, Massachusetts
March 24, 1998

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS

                                                     December 31,
                                               ------------------------
                                                  1997          1996
                                               ----------    ----------
ASSETS
Real estate investments:
  Joint ventures                               $15,879,130   $15,733,520
  Property, net                                 15,139,147    27,204,871
                                               -----------   -----------
                                                31,018,277    42,938,391

Cash and cash equivalents                        4,017,473     5,045,964
Short-term investments                           2,889,753     2,726,532
                                               -----------   -----------
                                               $37,925,503   $50,710,887
                                               ===========   ===========
LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                               $   152,095   $   119,344
Accrued management fee                              39,859        56,277
Deferred management and disposition fees         4,205,989     3,333,754
                                               -----------   -----------
Total liabilities                                4,397,943     3,509,375
                                               -----------   -----------
Partners' capital (deficit):
  Limited partners ($524 and $766 per unit,
    respectively; 120,000 units authorized,
    94,997 units issued and outstanding)        33,594,888    47,361,993
  General partners                                 (67,328)     (160,481)
                                               -----------   -----------
Total partners' capital                         33,527,560    47,201,512
                                               -----------   -----------
                                               $37,925,503   $50,710,887
                                               ===========   ===========

                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

                                             Year ended December 31,
                                       --------------------------------------
                                           1997          1996         1995
                                       -----------   -----------   ----------
INVESTMENT ACTIVITY

Property rentals                       $ 4,981,451   $ 4,173,714   $2,379,352
Property operating expenses             (2,028,830)   (1,557,362)    (609,007)
Depreciation and amortization             (921,501)     (805,522)    (444,790)
                                       -----------   -----------   ----------
                                         2,031,120     1,810,830    1,325,555

Joint venture earnings                     900,050     1,980,804    3,096,796
Amortization                                (5,308)      (12,928)     (19,377)
                                       -----------   -----------   ----------
 Total real estate operations            2,925,862     3,778,706    4,402,974

Gain on sales of property               10,482,458     1,055,591            -
                                       -----------   -----------   ----------
 Total real estate activity             13,408,320     4,834,297    4,402,974

Interest on cash equivalents
 and short-term investments                473,796       372,010      430,587
                                       -----------   -----------   ----------
 Total investment activity              13,882,116     5,206,307    4,833,561
                                       -----------   -----------   ----------
PORTFOLIO EXPENSES

Management fee                             352,468       481,249      570,551
General and administrative                 318,489       332,545      350,113
                                       -----------   -----------   ----------
                                           670,957       813,794      920,664
                                       -----------   -----------   ----------
NET INCOME                             $13,211,159   $ 4,392,513   $3,912,897
                                       ===========   ===========   ==========
Net income per limited
 partnership unit                          $137.68        $45.78       $40.78
                                       ===========   ===========   ==========
Cash distributions per limited
 partnership unit                          $282.60       $148.80      $115.94
                                       ===========   ===========   ==========
Number of limited partnership units
 outstanding during the year                94,997        94,997       94,997
                                       ===========   ===========   ==========



                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

                                                                  Year ended December 31,
                                                        -------------------------------------------
                                                            1997           1996           1995
                                                        -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $ 13,211,159   $  4,392,513   $  3,912,897
  Adjustments to reconcile net income
     to net cash provided by operating activities:
     Depreciation and amortization                           926,809        818,450        464,167
     Equity in joint venture earnings                       (900,050)    (1,980,804)    (3,096,796)
     Cash distributions from joint ventures                  749,133      2,350,903      3,928,414
     Gain on sales of property                           (10,482,458)    (1,055,591)             -
     Decrease (increase) in investment income
     and other receivables                                   (22,023)        20,992        (24,016)
     Increase in deferred leasing commissions                (79,163)       (58,972)             -
     Decrease (increase) in property working capital        (144,177)       138,293        148,652
     Increase in operating liabilities                       192,568        225,753        181,550
     Payment of deferred management fee                            -              -       (175,374)
                                                        ------------   ------------   ------------
  Net cash provided by operating activities                3,451,798      4,851,537      5,339,494
                                                        ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sales of property                     22,287,007      9,333,325              -
  Deferred disposition fees                                  696,000        286,226              -
  Payment of note payable to venture partner                (130,000)      (100,000)      (130,000)
  Investment in property                                    (306,987)       (72,441)       (51,768)
  Decrease (increase) in short-term
     investments, net                                       (141,198)       617,015     (2,403,566)
  Loan repayment by joint venture partner                          -        263,563              -
                                                        ------------   ------------   ------------
  Net cash provided by (used in) investing
     activities                                           22,404,822     10,327,688     (2,585,334)
                                                        ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITY:
  Distributions to partners                              (26,885,111)   (14,185,260)   (11,072,428)
                                                        ------------   ------------   ------------
  Net cash used in financing activity                    (26,885,111)   (14,185,260)   (11,072,428)
                                                        ------------   ------------   ------------

Net increase (decrease) in cash
  and cash equivalents                                    (1,028,491)       993,965     (8,318,268)

Cash and cash equivalents:
  Beginning of year                                        5,045,964      4,051,999     12,370,267
                                                        ------------   ------------   ------------
  End of year                                           $  4,017,473   $  5,045,964   $  4,051,999
                                                        ============   ============   ============

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

                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

                                                      Year ended December 31,
                        ------------------------------------------------------------------------------
                                  1997                       1996                       1995
                             --------------            --------------             --------------
                          General      Limited       General      Limited      General      Limited
                         Partners     Partners      Partners     Partners     Partners      Partners
                        ---------   ------------   ---------   ------------   ---------   ------------
Balance at beginning
  of year               $(160,481)  $ 47,361,993   $(154,702)  $ 57,148,961   $(135,355)  $ 64,289,145

Cash distributions        (38,959)   (26,846,152)    (49,704)   (14,135,556)    (58,476)   (11,013,952)

Net income                132,112     13,079,047      43,925      4,348,588      39,129      3,873,768
                        ---------   ------------   ---------   ------------   ---------   ------------
Balance at end
  of year               $ (67,328)  $ 33,594,888   $(160,481)  $ 47,361,993   $(154,702)  $ 57,148,961
                        =========   ============   =========   ============   =========   ============


                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Business
----------------------------------

  General
  -------

  New England Life Pension Properties IV; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other organizations intended to be exempt from federal income tax. The Partnership commenced operations in May, 1986 and acquired the four real estate investments it currently owns prior to the end of 1987. It intends to dispose of its investments within twelve years of their acquisition, and then liquidate; however, the Managing General Partner could extend the investment period if it is considered to be in the best interest of the limited partners.

  The Managing General Partner of the Partnership is Fourth Copley Corp., a wholly-owned subsidiary of AEW Real Estate Advisors, Inc. ("AEW"), formerly known as Copley Real Estate Advisors, Inc. ("Copley"). The associate general partner is CCOP Associates Limited Partnership, a Massachusetts limited partnership. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by AEW pursuant to an advisory contract.

  On December 10, 1996, Copley's parent, New England Investment Companies, Limited Partnership ("NEIC"), a publicly traded master limited partnership, acquired certain assets subject to then existing liabilities from Aldrich Eastman & Waltch, Inc. and its affiliates and principals (collectively, "the AEW operations"). Simultaneously, a new entity, AEW Capital Management, L.P., was formed into which NEIC contributed its interest in Copley and its affiliates.
As a result, the AEW operations were combined with Copley to form the business operations of AEW Capital Management, L.P. This transaction is not expected to have a material effect on the operations of the Partnership. At the end of 1997, NEIC completed a restructuring plan under which it contributed all of its operations to a newly formed private partnership, NEIC Operating Partnership, L.P., in exchange for a general partnership interest in the newly formed entity. As such, at December 31, 1997, AEW Capital Management, L.P. is wholly owned by NEIC Operating Partnership, L.P.. AEW is a subsidiary of AEW Capital Management, L.P..

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

  At December 31, 1997 and 1996, an affiliate of the Managing General Partner owned 1,648 and 1,613 units of limited partnership interest, respectively, which were repurchased from certain qualified plans, within specified annual limitations provided for in the Partnership Agreement.

     Management
     ----------

  AEW, as advisor, is entitled to receive stipulated fees from the Partnership in consideration of services performed in connection with the management of the Partnership and the acquisition and disposition of Partnership investments in real property. Partnership management fees are 9% of distributable cash flow from operations, as defined, before deducting such fees. Payment of 50% of management fees incurred is deferred until cash distributions to limited partners exceed a specified rate. Cash distributions for the first quarter of 1995 exceeded the stipulated minimum, which resulted in a payment to AEW of previously deferred management fees totaling $175,374. Deferred management fees were $2,511,107 and $2,334,875 at December 31, 1997 and 1996, respectively. AEW is also reimbursed for expenses incurred in connection with administering the Partnership ($15,000 in 1997, $15,146 in 1996 and $13,874 in 1995). Acquisition
fees paid were based on 2% of the gross proceeds from the offering. Disposition fees are limited to the lesser of 3% of the selling price of the property, or 50% of the standard real estate commission customarily charged by an independent real estate broker. Payments of disposition fees are subject to the prior receipt by the limited partners of their capital contributions plus a stipulated return thereon. Deferred disposition fees were $1,694,879 and $998,879 at December 31, 1997 and 1996, respectively.

  New England Securities Corporation, an indirect subsidiary of Met Life, is engaged by the Partnership to act as its unit holder servicing agent. Fees and out-of-pocket expenses for such services totaled $25,155, $24,040, and $21,543 in 1997, 1996 and 1995, respectively.


Note 2 - Summary of Significant Accounting Policies
---------------------------------------------------

  Accounting Estimates
  --------------------

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

  Real Estate Joint Ventures
  --------------------------

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

  Property
  --------

  Property includes land and buildings and improvements, which are stated at cost less accumulated depreciation, plus other operating net assets (liabilities). The Partnership's initial carrying value of a property previously owned by a joint venture equals the Partnership's carrying value of the predecessor investment on the conversion date.

  Capitalized Costs, Depreciation and Amortization
  ------------------------------------------------

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

  Realizability of Real Estate Investments
  ----------------------------------------

  The Partnership considers a real estate investment to be impaired when it determines the carrying value of the investment is not recoverable through expected undiscounted cash flows generated from the operations and disposal of the property. The impairment loss is based on the excess of the investment's carrying value over its estimated fair market value. For investments held for sale, the impairment loss also includes estimated costs of sale. Property held for sale is not depreciated during the holding period.

  The carrying value of an investment may be more or less than its current appraised value. At December 31, 1997 and 1996, the appraised values of certain investments exceeded the related carrying values by an aggregate of $5,500,000 and $10,000,000, respectively; and the appraised values of the remaining investments were less than the related carrying values by an aggregate of $1,200,000 at December 31, 1996. At December 31, 1997, no appraised values were less than the related carrying values.

  The current appraised value of real estate investments has been estimated by the Managing General Partner and is generally based on a combination of traditional appraisal approaches performed by AEW and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.


Cash Equivalents and Short-Term Investments
-------------------------------------------

  Cash equivalents are stated at cost, plus accrued interest. The Partnership considers all highly liquid debt instruments purchased with a maturity of ninety days or less to be cash equivalents; otherwise, they are classified as short-term investments.

  The Partnership has the positive intent and ability to hold all short-term investments to maturity; therefore, short-term investments are carried at cost plus accrued interest, which approximates market value. At December 31, 1997 and 1996 all investments were in commercial paper with less than seven months and three months, respectively, remaining to maturity.

  Deferred Disposition Fees
  -------------------------

  Disposition fees due to AEW related to sales of investments are included in the determination of gains or losses resulting from such transactions. According to the terms of the advisory contract, payment of such fees has been deferred until the limited partners first receive their capital contributions, plus stipulated returns thereon.

  Income Taxes
  ------------

  A partnership is not liable for income taxes and, therefore, no provision for income taxes is made in the financial statements of the Partnership. A proportionate share of the Partnership's income is reportable on each partner's tax return.

  Per Unit Computations
  ---------------------

  Per unit computations are based on the number of units of limited partnership interest outstanding during the year. The actual per unit amount will vary by partner depending on the date of admission to, or withdrawal from, the Partnership.

  Effective January 1, 1998, the Partnership adopted FAS 128 "Earnings per Share," which simplifies the standards of reporting earnings per share (EPS) previously found in APB No. 15. It provides guidance on the computation and disclosure of basic and diluted EPS and requires restatement of prior periods for comparative purposes. The adoption of FAS 128 did not have a material impact on the Partnership's financial statements

Note 3 - Real Estate Joint Ventures
-----------------------------------

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

  The following is a summary of cash invested in joint ventures, net of returns of capital and excluding acquisition fees:

                               Preferential                      December 31,
Investment/                       Rate of     Ownership          ------------
Location                          Return       Interest       1997         1996
-----------                    ------------   ---------      ------       ------
Columbia Gateway Corp. Park
       Columbia, Maryland         10.5%           34.75%   $12,580,704  $12,580,704

270 Technology Center
       Frederick, Maryland        10.0%              50%   $ 4,886,902  $ 4,886,902

       Columbia Gateway Corporate Park
       -------------------------------

   On December 21, 1987, the Partnership entered into a joint venture with an affiliate of the Partnership and with an affiliate of the Manekin Corporation to construct and operate seven research and development/office buildings, of which six have been constructed to date. The Partnership committed to make a $14,598,000 capital contribution. The Partnership and its affiliate collectively have a 50% interest in the joint venture. Ownership of the Columbia Gateway Corporate Park joint venture has been restructured whereby the Partnership and its affiliate will obtain full control over the business of the joint venture effective January 1, 1998. The minimum future rentals due to the venture under non-cancelable operating leases are: $1,510,900 in 1998, $1,408,027 in 1999, $707,156 in 2000, $602,419 in 2001, and $475,580 in 2002.

       270 Technology Center
       ---------------------

   On December 22, 1987, the Partnership entered into a joint venture with an affiliate of the Manekin Corporation to construct and operate two research and development/office buildings. The Partnership committed to make a $5,150,000 capital contribution. The minimum future rentals due to the venture under non-cancelable operating leases are: $480,576 in 1998, $306,660 in 1999, $232,729 in 2000, $213,029 in 2001 and $34,411 in 2002.

       Reflections
       -----------

   On August 1, 1986, the Partnership entered into a joint venture with an affiliate of Oxford Development Corporation to construct and operate a multi-family apartment complex. The

Partnership's commitment is for a total cash investment of $14,475,000, $5,790,000 of which is a loan to the venture partner. In May 1992, the Partnership agreed to extend the maturity of the loan from August, 1996 to December, 1999 and the venture partner agreed to pay interest at a minimum of 7% per annum with the unpaid amount subject to compounding at 10.5% per annum. The loan is secured by the venture partner's interest in the joint venture, as well as a guarantee from an affiliate of the venture partner. In the second quarter of 1996, the joint venture agreement was amended, whereby the Partnership's venture partner became an indirect limited partner. Accordingly, this investment has been accounted for as a wholly-owned property since April 1, 1996. (See Note 4.)

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

     Metro Business Center
     ---------------------

       On September 15, 1986, the Partnership entered into a joint venture with an affiliate of Hewson Properties, Inc. (The "Developer"), to construct and operate four multi-tenant office/warehouse buildings. The Partnership committed to make a maximum cash investment of $9,568,000, $3,988,000 of which is a loan to the venture partner. The loan was to mature in October 1996 and was secured by the venture partner's interest in the joint venture. Effective January 1, 1996, the joint venture agreement was amended to grant the Partnership full control over management decisions, beginning July 1, 1996. As full control over the operation of this investment was not transferred until July 1, 1996, the Partnership accounted for this investment as a joint venture until that date.

       Effective December 30, 1996, the property owned by the joint venture was distributed to the venture partners as tenants-in-common. The Partnership, however, retained its overall decision-making authority. The property interest distributed to the Hewson affiliate is encumbered by the aforementioned loan to the Hewson affiliate. The note was amended to mature on February 1, 1997 and is secured by a recorded deed-of-trust which provides that the note is due upon the sale of the collateral. The note was subsequently amended to mature on March 31, 1998. In connection with this transaction, the Partnership obtained the option to purchase the tenancy-in-common interest of the Hewson affiliate at its fair market value beginning February 1, 1997.

       On February 28, 1998, the Partnership executed a purchase and sale agreement to purchase the tenancy-in-common interest of the Developer. The partnership expects to close on the sale on May 29, 1998. The purchase price is $6,927,000 and shall be payable by the Partnership as follows: (i) A portion of the purchase price will be paid with all outstanding amounts, including but not limited to accrued but unpaid interest, owed by the Developer to the Partnership under the aforementioned loan. (ii) The Partnership shall pay the remainder of the purchase price in excess of the outstanding loan amounts. The Partnership expects this amount to be nominal at the time of the closing.

       Sale of Decatur TownCenter II
       -----------------------------

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

       Sale of Rancho Cucamonga
       ------------------------

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


Summarized Financial Information
--------------------------------

       The following summarized financial information is presented in the aggregate for the joint ventures:

                             Assets and Liabilities
                             ----------------------

                                      December 31,
                                ------------------------
                                   1997         1996
                                -----------  -----------
Assets
 Real property, at cost less
   accumulated depreciation
   of $2,321,074 and
   $2,882,980, respectively     $19,858,721  $19,857,292
 Other                              958,432      466,934
                                -----------  -----------
                                 20,817,153   20,324,226

Liabilities                         240,284       76,032
                                -----------  -----------

Net assets                      $20,576,869  $20,248,194
                                ===========  ===========

                             Results of Operations
                             ---------------------

                                       Year ended December 31,
                                  ----------------------------------
                                     1997        1996        1995
                                  ----------  ----------  ----------
Revenue
 Rental income                    $2,691,155  $4,926,504  $7,364,285
 Other income                          3,233     138,669     173,436
                                  ----------  ----------  ----------
                                   2,694,388   5,065,173   7,537,721
                                  ----------  ----------  ----------
Expenses
 Operating expenses                  596,471   1,690,232   2,491,930
 Depreciation and amortization       854,025   1,038,931   1,583,687
                                  ----------  ----------  ----------
                                   1,450,496   2,729,163   4,075,617
                                  ----------  ----------  ----------
Net income                        $1,243,892  $2,336,010  $3,462,104
                                  ==========  ==========  ==========

       Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to one joint venture) its affiliate on behalf of their various financing arrangements with the joint ventures.

       The Decatur TownCenter II investment was sold on October 10, 1996. The Reflections and Metro Business Center investments were converted to wholly-owned properties on April 1, 1996 and July 1, 1996, respectively. The above amounts include results of operations through those dates.

Note 4 - Property
-----------------

  Palms Business Center
  ---------------------

  Effective January 1, 1995, the Palms Business Center joint venture was restructured, giving the Partnership control over management decisions. Since that date, the investment was accounted for as a wholly-owned property. The carrying value of the joint venture investment at conversion ($12,519,961) was allocated to land, building and improvements, amount payable to venture partner and other net operating liabilities. The venture partner received 40% of the excess cash flow above a specified level until the initial obligation of $360,000 was repaid in full. The obligation was paid in full as of the date of sale (see discussion below).

  The buildings and improvements (fifteen office/industrial buildings in Las Vegas, Nevada) were being depreciated over 25 years, beginning January 1, 1995.

  The Palms Business Center was sold on October 24, 1997 to an institutional buyer, which is unaffiliated with the Partnership for $23,200,000. The Partnership received net proceeds of $22,983,007, after closing costs and payoff of the remaining initial obligation due to the venture partner, and recognized a gain of $10,482,458 ($109.24 per limited partnership unit). A disposition fee of $696,000 was accrued but not paid to AEW. On November 25, 1997, the partnership made a distribution to the limited partners in the aggregate amount of $22,989,274 ($242 per limited partnership unit) with proceeds from this sale and partially from reserves established from the proceeds of previous sales.

  Reflections
  -----------

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

  Metro Business Center
  ---------------------

  Effective July 1, 1996, the Partnership obtained control over all management decisions related to the properties owned by the Metro Business Center joint venture (and subsequently by the tenants-in common). (See Note 3.) Since that date, the investment has been accounted for as a wholly-owned property. The carrying value of the joint venture investment at conversion ($5,889.261) was allocated to land, buildings and improvements, and other net operating assets.

  The buildings and improvements (four office/warehouse buildings in Phoenix, Arizona) are being depreciated over 25 years, beginning July 1, 1996.

  The following is a summary of the Partnership's investment in properties (two in 1997 and three in 1996):

                             Assets and Liabilities
                             ----------------------

                                               December 31,
                                        --------------------------
                                            1997          1996
                                        ------------  ------------

       Land                             $ 3,451,272   $ 6,523,605
       Buildings and improvements
         and other capitalized costs     12,648,418    22,122,254
       Accumulated depreciation and
         Amortization                      (886,418)   (1,171,576)
       Payable to venture partner                 -      (130,000)
       Net operating liabilities            (74,125)     (139,412)
                                        -----------   -----------
                                        $15,139,147   $27,204,871
                                        ===========   ===========

  Tenant leases provide for minimum rents, subject to periodic adjustments. Tenants are also generally obligated to reimburse their pro-rata share of operating expenses. The minimum rents due under non-cancelable operating leases at the Partnership's remaining properties are as follows: $730,000 in 1998; $488,000 in 1999; $283,000 in 2000; $138,000 in 2001, and $38,000 in 2002.


Note 5 - Income Taxes
---------------------

          The Partnership's income for federal income tax purposes differs from that reported in the accompanying statement of operations as follows:

                                          Year ended December 31,
                                    ------------------------------------
                                       1997         1996         1995
                                    -----------  -----------  ----------
Net income per financial
 statements                         $13,211,159  $4,392,513   $3,912,897
Timing differences:
   Joint venture earnings               335,601     539,479      978,808
   Depreciation and amortization        926,809     230,922      125,347
   Expenses                             176,233     253,552       28,383
   Gain (loss) on sale                1,008,333    (173,256)           -
                                    -----------  ----------   ----------
Taxable income                      $15,658,135  $5,243,210   $5,045,435
                                    ===========  ==========   ==========

Note 6 - Partners' Capital
--------------------------

  Allocation of net income (losses) from operations and distributions of distributable cash from operations, as defined, are in the ratio of 99% to the limited partners and 1% to the general partners. Cash distributions are made quarterly.

  Net sale proceeds and financing proceeds are allocated first to limited partners to the extent of their contributed capital plus a stipulated return thereon, as defined, second to pay disposition fees, and then 85% to the limited partners and 15% to the general partners. As a result of returns of capital from sales transactions, the adjusted capital contribution per limited partnership unit was reduced from $1,000 to $918 in 1993, to $863 in 1995, to $766 in 1996 and to $524 in 1997. No capital distributions have been made to the general partners. Income from a sale is allocated in proportion to the distribution of related proceeds, provided that the general partners are allocated at least 1%. Income or losses from a sale, if there are no residual proceeds after the repayment of the related debt, will be allocated 99% to the limited partners and 1% to the general partners.

Note 7 - Subsequent Event
-------------------------

  Distributions of cash from operations relating to the quarter ended December 31, 1997 were made on January 29, 1998 in the aggregate amount of $806,035 ($8.40 per limited partnership unit).

NEW ENGLAND PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
Schedule III

AT DECEMBER 31, 1997


                               Initial Cost to                     Costs Subsequent                  Gross amount at which
                               the Partnership                      to Acquisition                 Carried at Close of Period
                         ------------------------------------------------------------------  ---------------------------------------
                                                   Other Net                     Change in                              Other Net
                                 Buildings &       Operating                      Working               Buildings &     Operating
Description              Land    Improvements      Liabilities  Improvements      Capital      Land     Improvements   Liabilities
-----------             ------   ------------     ------------  ------------     ---------    ------    ------------   ------------

50% interest in
Morf VI Venture.
Owner of two single
story office/research   --------------------------------- See Note B ---------------------------------------------------------------
and development
buildings in
Frederick, Maryland

34.75% interest in
Gateway 51 Partnership  --------------------------------- See Note B ---------------------------------------------------------------
which has constructed
six office and research
and development
buildings, and owns
land in Columbia,
Maryland

                        -----------------------------------------------------------------------------------------------------------
  Total Joint Ventures
                        ===========================================================================================================

Las Vegas, NV
 -Rancho Road
   Associates           $3,072,333   $9,729,055      ($281,424)     $ 51,768       $ 484,212   $3,072,333   $9,780,823    $ 202,788

Fort Meyers, FL
 -Lee Partners           1,571,173    8,653,313        245,029       113,877        (575,391)   1,571,173    8,767,190    (330,366)

Phoenix, AZ
 -Copley/Hewson
   Northwest             1,880,099    3,879,241        129,921       265,551        (103,244)   1,880,099    4,144,792      26,677
                        -----------------------------------------------------------------------------------------------------------
Total Wholly-Owned
 Properties              6,523,605   22,261,609         93,526       431,196        (194,423)   6,523,605   22,692,805    (100,901)
                        -----------------------------------------------------------------------------------------------------------




                               Disposal                   Accumulated           Date of                 Date            Depreciable
                              of Assets      Total        Depreciation       Construction             Acquired              Life
                              ---------     -------       ------------       ------------            ----------         -----------

50% interest in
Morf VI Venture.
Owner of two single                          $ 4,608,034       N/A               1987                  12/22/87           50 years
story office/research
and development
buildings in
Frederick, Maryland

34.75% interest in
Gateway 51 Partnership
which has constructed                        $11,271,096       N/A               1992                  12/21/87           50 years
six office and research
and development
buildings, and owns
land in Columbia,
Maryland
                                             -----------
  Total Joint Ventures                       $15,979,130
                                             ===========

Las Vegas, NV
 -Rancho Road
   Associates                 ($13,044,108)      $11,836       $      0          1988                  12/29/86          25 years
                                                                                                     Converted to
                                                                                                  wholly-owned 1/1/95

Fort Meyers, FL
 -Lee Partners                                10,007,997       (596,964)         1987                   8/1/86           25 years
                                                                                                     Converted to
                                                                                                  wholly-owned 4/1/96

Phoenix, AZ
 -Copley/Hewson
   Northwest                                   6,051,568       (335,290)         1987                   9/15/86          25 years
                                                                                                     Converted to
                                                                                                 wholly-owned 7/1/96
                             -------------    -------------------------
Total Wholly-Owned
 Properties                    (13,044,108)   16,071,401       (932,254)
                             ------------------------------------------


NEW ENGLAND PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION - WHOLLY OWNED PROPERTY
SCHEDULE III NOTE A
AT DECEMBER 31, 1997

                                        Balance             Conversion to          Additions to
                                        as of              Wholly-Owned               Lease           Additions to     Write Down
Description                            12/31/94              Property             Commissions           Property       of Property
-----------                            -------------------------------------------------------------------------------------------
Las Vegas, NV
 -Rancho Road Associates                          0          12,519,964                   0                51,768               0
                                       -------------------------------------------------------------------------------------------
Total Wholly-Owned Property                      $0         $12,519,964                  $0               $51,768              $0
                                       ===========================================================================================

                                        Balance             Conversion to          Additions to
                                        as of              Wholly-Owned               Lease           Additions to     Write Down
Description                            12/31/95              Property             Commissions           Property       of Property
-----------                            -------------------------------------------------------------------------------------------
Fort Meyers, FL
 -Lee Partners                                   $0       $10,469,511                    $0               $42,591              $0

Las Vegas, NV
 -Rancho Road Associates                 12,553,080                 0                37,164                     0               0

Phoenix, AZ
 -Copley/Hewson Northwest                         0         5,889,261                21,808                29,850               0
                                       -------------------------------------------------------------------------------------------
Total Wholly-Owned Property             $12,553,080       $16,358,772               $58,972               $72,441              $0
                                       ===========================================================================================

                                        Balance             Conversion to          Additions to
                                        as of              Wholly-Owned               Lease           Additions to     Write Down
Description                            12/31/96              Property             Commissions           Property       of Property
-----------                            -------------------------------------------------------------------------------------------
Fort Meyers, FL
 -Lee Partners                          $ 9,906,024                $0                    $0              $ 71,286              $0

Las Vegas, NV
 -Rancho Road Associates                 12,761,488                 0                41,347                     0               0

Phoenix, AZ
 -Copley/Hewson Northwest                 5,787,671                 0                37,816               235,701               0
                                       -------------------------------------------------------------------------------------------
Total Wholly-Owned Property              $28,455,183                $0               $79,163              $306,987              $0
                                       ===========================================================================================

                                                                                                          12/31/94
                                         Change in                              Balance                  Accumulated
                                      Property Working        Disposal of        as of                Depreciation and
Description                               Capital                Asset          12/31/95                Amortization
-----------                           -------------------------------------------------------------------------------------

Las Vegas, NV
 -Rancho Road Associates                 (18,652)                      0       $12,553,080                        0
                                       -------------------------------------------------------------------------------------------
Total Wholly-Owned Property             ($18,652)                     $0       $12,553,080                       $0
                                       ===========================================================================================

                                                                                                          12/31/95
                                         Change in                              Balance                  Accumulated
                                      Property Working        Disposal of        as of                Depreciation and
Description                               Capital                Asset          12/31/96                Amortization
-----------                           -------------------------------------------------------------------------------------
Fort Meyers, FL
 -Lee Partners                         ($606,078)                     $0       $ 9,906,024                       $0

Las Vegas, NV
 -Rancho Road Associates                 171,244                       0       $12,761,488                  444,790

Phoenix, AZ
 -Copley/Hewson Northwest               (153,248)                      0       $ 5,787,671                        0
                                    ------------------------------------------------------------------------------------
Total Wholly-Owned Property            ($588,082)                     $0       $28,455,183                 $444,790
                                    ====================================================================================

                                                                                                          12/31/96
                                         Change in                              Balance                  Accumulated
                                      Property Working        Disposal of        as of                Depreciation and
Description                               Capital                Asset          12/31/97                Amortization
-----------                           -------------------------------------------------------------------------------------
Fort Meyers, FL
 -Lee Partners                          $ 30,687                      $0        $10,007,997               $257,265

Las Vegas, NV
 -Rancho Road Associates                 253,109             (13,044,108)       $    11,836                894,659

Phoenix, AZ
 -Copley/Hewson Northwest                 (9,620)                      0        $ 6,051,568                 98,388
                                    --------------------------------------------------------------------------------------
Total Wholly-Owned Property              $274,176            ($13,044,108)       $16,071,401             $1,250,312
                                    ======================================================================================

                                           1995                12/31/95                                   12/31/95
                                       Depreciation        Depreciation and      1995                    Accumulated
                                      and Amortization        Amortization     Disposal of            Depreciation and
Description                               Expense              Subtotal          Asset                   Amortization
-----------                           -------------------------------------------------------------------------------------

Las Vegas, NV
 -Rancho Road Associates                  (444,790)             $444,790                $0                    $444,790
                                    --------------------------------------------------------------------------------------
Total Wholly-Owned Property              $(444,790)             $444,790                $0                    $444,790
                                    ======================================================================================

                                           1996                12/31/96                                   12/31/96
                                       Depreciation        Depreciation and      1996                    Accumulated
                                      and Amortization        Amortization     Disposal of            Depreciation and
Description                               Expense              Subtotal          Asset                   Amortization
-----------                           -------------------------------------------------------------------------------------
Fort Meyers, FL
 -Lee Partners                         ($257,265)               $257,265                $0                 $257,265

Las Vegas, NV
 -Rancho Road Associates                (449,869)               $894,659                 0                 $894,659

Phoenix, AZ
 -Copley/Hewson Northwest                (98,388)               $ 98,388                 0                 $ 98,388
                                    ------------------------------------------------------------------------------------
Total Wholly-Owned Property            ($805,522)             $1,250,312                $0               $1,250,312
                                    ====================================================================================

                                           1997                12/31/97                                   12/31/97
                                       Depreciation        Depreciation and      1997                    Accumulated
                                      and Amortization        Amortization     Disposal of            Depreciation and
Description                               Expense              Subtotal          Asset                   Amortization
-----------                           -------------------------------------------------------------------------------------
Fort Meyers, FL
 -Lee Partners                         ($339,699)              $  596,964                $0                $596,964

Las Vegas, NV
 -Rancho Road Associates                (344,900)              $1,239,559        (1,239,559)                     $0

Phoenix, AZ
 -Copley/Hewson Northwest               (236,902)              $  335,290                 0                $335,290
                                    --------------------------------------------------------------------------------------
Total Wholly-Owned Property            ($921,501)              $2,171,813       ($1,239,559)               $932,254
                         $932,254
                                    ======================================================================================


``

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP
SCHEDULE III NOTE B
REAL ESTATE AND ACCUMULATED DEPRECIATION-JOINT VENTURES
AT DECEMBER 31, 1997

                                        PERCENT            BLANCE           INVESTMENT          EQUITY IN     1995 AMORTIZATION
                                          OF               AS OF             IN JOINT            INCOME/         OF DEFERRED
DESCRIPTION                            OWNERSHIP         12/31/94            VENTURES             (LOSS)      ACQUISITION FEES
-----------                            ---------         --------           ----------          ---------     -----------------
Lee Partners                               60%          $10,957,237             $0               $  650,904          ($6,201)

Copley/Hewson Northwest Associates         80%            6,265,191              0                  394,403           (4,010)

Rancho Road Associates                     60%           12,519,964              0                        0                0

MORF VI Venture                            50%            4,749,674              0                  523,836           (1,840)

Decatur TownCenter II Associates           60%            8,399,498              0                  680,012           (5,418)

Gateway 51 Partnership                   34.75%          10,946,222              0                  847,641           (1,908)
                                                      -----------------------------------------------------------------------
                                                        $53,837,786             $0               $3,096,796         ($19,377)
                                                      =======================================================================
                                        PERCENT            BLANCE           INVESTMENT          EQUITY IN     1996 AMORTIZATION
                                          OF               AS OF             IN JOINT            INCOME/         OF DEFERRED
DESCRIPTION                            OWNERSHIP         12/31/95            VENTURES             (LOSS)      ACQUISITION FEES
-----------                            ---------         --------           ----------          ---------     -----------------
Lee Partners                               60%          $10,659,267             $0               $  161,081          ($1,550)

Copley/Hewson Northwest Associates         80%            5,832,584              0                  178,682           (2,005)

MORF VI Venture                            50%            4,691,768              0                  594,788           (1,840)

Decatur TownCenter II Associates           60%            8,325,253              0                  225,436           (4,064)

Gateway 51 Partnership                   34.75%          10,957,955              0                  820,817           (3,469)
                                                      -----------------------------------------------------------------------
                                                        $40,466,827             $0               $1,980,804         ($12,928)
                                                      =======================================================================
                                        PERCENT            BLANCE           INVESTMENT          EQUITY IN     1997 AMORTIZATION
                                          OF               AS OF             IN JOINT            INCOME/         OF DEFERRED
DESCRIPTION                            OWNERSHIP         12/31/96            VENTURES             (LOSS)      ACQUISITION FEES
-----------                            ---------         --------           ----------          ---------     -----------------

MORF VI Venture                            50%            4,722,717              0                  107,157           (1,840)

Gateway 51 Partnership                   34.75%          11,010,803              0                  783,507           (3,468)
                                                      -----------------------------------------------------------------------
                                                        $15,733,520             $0                 $890,664          ($5,308)
                                                      =======================================================================
                                                CASH
                                            DISTRIBUTION            CONVERSION TO                               BALANCE
                                                FROM                WHOLLY-OWNED             1995                AS OF
DESCRIPTION                                JOINT VENTURE              PROPERTY             DISPOSALS           12/31/95
-----------                                -------------            -------------          ---------          ----------
Lee Partners                                  ($942,673)                     $0                     $0        $10,659,267

Copley/Hewson Northwest Associates             (823,000)                      0                      0          5,832,584

Rancho Road Associates                                0             (12,519,964)                     0                  0

MORF VI Venture                                (579,902)                      0                      0          4,691,768

Decatur TownCenter II Associates               (748,839)                      0                      0          8,325,253

Gateway 51 Partnership                         (834,000)                      0                      0         10,957,955
                                           -------------------------------------------------------------------------------
                                            ($3,928,414)           ($12,519,964)                    $0        $40,466,827
                                           ===============================================================================
                                                CASH
                                            DISTRIBUTION            CONVERSION TO                               BALANCE
                                                FROM                WHOLLY-OWNED             1996                AS OF
DESCRIPTION                                JOINT VENTURE              PROPERTY             DISPOSALS           12/31/96
-----------                                -------------            -------------          ---------          ----------
Lee Partners                                   ($349,287)           ($10,469,511)                  $0                 $0

Copley/Hewson Northwest Associates              (120,000)             (5,889,261)                   0                  0

MORF VI Venture                                 (561,999)                      0                    0          4,722,717

Decatur TownCenter II Associates                (555,117)                      0           (7,991,508)                 0

Gateway 51 Partnership                          (764,500)                      0                    0         11,010,803
                                           -------------------------------------------------------------------------------
                                             ($2,350,903)           ($16,358,772)         ($7,991,508)       $15,733,520
                                           ===============================================================================
                                                CASH
                                            DISTRIBUTION            CONVERSION TO                               BALANCE
                                                FROM                WHOLLY-OWNED             1997                AS OF
DESCRIPTION                                JOINT VENTURE              PROPERTY             DISPOSALS           12/31/97
-----------                                -------------            -------------          ---------          ----------
MORF VI Venture                               (220,000)                       0                    0            4,608,034

Gateway 51 Partnership                        (519,746)                       0                    0           11,271,096
                                           -------------------------------------------------------------------------------
                                             ($739,746)                      $0                   $0          $15,879,130
                                           ===============================================================================

                              FINANCIAL STATEMENTS
                                  INDEX NO. 2

                   AUDITOR'S REPORT AND FINANCIAL STATEMENTS

                           OF GATEWAY 51 PARTNERSHIP








     Independent Auditor's Report of Wolpoff and Company, LLP

     Balance Sheet - December 31, 1997 and 1996

     Statement of Income - For the Years ended December 31, 1997, 1996 and 1995

     Statement of Partners' Capital - For the Years ended
     December 31, 1997, 1996 and 1995

     Statement of Cash Flows - For the Years ended December 31, 1997, 1996 and 1995

     Notes to Financial Statements

                             GATEWAY 51 PARTNERSHIP
                        (A MARYLAND GENERAL PARTNERSHIP)

                                FINANCIAL REPORT

                                DECEMBER 31,1997

                            GATEWAY 51 PARTNERSHIP
                            ----------------------

                       (A MARYLAND GENERAL PARTNERSHIP)
                        ------------------------------

                                   CONTENTS
                                   --------

                               DECEMBER 31, 1997
                               -----------------


INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS           1

FINANCIAL STATEMENTS

  Balance Sheet                                               2-3

  Statement of Income                                          4

  Statement of Partners' Capital                               5

  Statement of Cash Flows                                      6

  Notes to Financial Statements                               7-10

INDEPENDENT AUDITOR'S REPORT ON SUPPLEMENTARY INFORMATION      11

SUPPLEMENTARY INFORMATION

  Schedule of Partners' Capital                                12

  Schedule of Changes in Partners' Capital - Income
     Tax Basis                                                 13

                  [WOLPOFF & COMPANY, LLP LOGO APPEARS HERE]


To the Partners
Gateway 51 Partnership (A Maryland General Partnership)
Columbia, Maryland


             INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS
             ----------------------------------------------------

We have audited the balance sheet of Gateway 51 Partnership (A Maryland General Partnership) as of December 31,1997 and 1996, and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31,1997,1996, and 1995. These financial statements are the responsibility of the Partnership's management Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gateway 51 Partnership (A Maryland General Partnership) as of December 31,1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31,1997, 1996, and 1995, in conformity with generally accepted accounting principles.

                                   /s/ Wolpoff & Company, LLP

                                   WOLPOFF & COMPANY, LLP

Baltimore, Maryland
January 12,1998



                  CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS

       200 SAINT PAUL PLACE . SUITE 2300 . BALTIMORE, MARYLAND 21202 .
                      (410) 837-3770 . FAX (410) 752-2369

   P.O. BOX 470 . 1301 WEST WASHINGTON STREET . HAGERSTOWN, MARYLAND 21741
                      (301) 733-7200 . FAX (301) 797-3153
--------------------------------------------------------------------------------

                            GATEWAY 51 PARTNERSHIP
                            ----------------------
                       (A MARYLAND GENERAL PARTNERSHIP)
                        ------------------------------

                                 BALANCE SHEET
                                 -------------

                                    ASSETS
                                    ------

                                                                December 31,
                                                         -------------------------
                                                            1997          1996
                                                         -----------   -----------
PROPERTY, AT COST - Notes 1 and 4
      Land                                               $ 4,966,738   $ 4,966,738
      Building and Improvements                           11,614,717    11,358,960
      Preliminary Development Costs                           42,247        42,247
      Deferred Costs                                         663,719     1,131,070
                                                         -----------   -----------
                                                          17,287,421    17,499,015
      Less Accumulated Depreciation and Amortization       1,630,022     1,921,732
                                                         -----------   -----------

            PROPERTY, NET                                 15,657,399    15,577,283
                                                         -----------   -----------
OTHER ASSETS
      Cash and Cash Equivalents - Note 1                     558,136       195,955
                                                         -----------   -----------
      Receivables From Tenants
       Rents and Expense Billings                                -0-        37,166
       Tenant Improvement Loans - Note 3                         -0-           688
       Deferred Rent Receivable - Note 1                      73,447        44,947
                                                         -----------   -----------
                                                              73,447        82,801
                                                         -----------   -----------
      Prepaid Expenses                                       107,442        42,572
                                                         -----------   -----------
         TOTAL OTHER ASSETS                                  739,025       321,328
                                                         -----------   -----------

                                                         $16,396,424   $15,898,611
                                                         ===========   ===========

----------------
The notes to financial statements are an integral part of this statement.

                             GATEWAY 51 PARTNERSHIP
                             ----------------------
                        (A MARYLAND GENERAL PARTNERSHIP)
                         ------------------------------

                                 BALANCE SHEET
                                 -------------

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

                                                   December 31,
                                            -------------------------
                                                1997         1996
                                            -----------   -----------
LIABILITIES

  Accounts Payable and Accrued Expenses     $    34,935   $    41,112
  Tenant Security Deposits                       15,193         2,409
  Prepaid Tenant Reimbursements                 142,688           -0-
                                            -----------   -----------

    TOTAL LIABILITIES                           192,816        43,521

PARTNERS' CAPITAL - Notes 1 and 2            16,203,608    15,855,090
                                            -----------   -----------
                                            $16,396,424   $15,898,611
                                            ===========   ===========

----------------
The notes to financial statements are an integral part of this statement.

                             GATEWAY 51 PARTNERSHIP
                             ----------------------
                        (A MARYLAND GENERAL PARTNERSHIP)
                         ------------------------------

                              STATEMENT OF INCOME
                              -------------------

                                                Year Ended December 31,
                                          ------------------------------------
                                             1997         1996         1995
                                          ----------   ----------   ----------
REVENUE - Notes 1 and 6
  Gross Rent Potential                    $1,775,359   $1,684,997   $1,676,953
  Less Vacancies                              80,444      108,412      133,073
                                          ----------   ----------   ----------
   Net Rental Income                       1,694,915    1,576,585    1,543,880
  Expense Reimbursements From Tenants        258,789      364,873      326,449
  Other Income                                    20       18,163       23,511
                                          ----------   ----------   ----------

      TOTAL REVENUE                        1,953,724    1,959,621    1,893,840
                                          ----------   ----------   ----------

OPERATING EXPENSES
  Real Property Taxes                        211,967      207,855      191,439
  Building and Grounds Maintenance           142,678      157,314      121,868
  Management Fees - Note 4                    61,036       57,542       57,915
  Utilities                                   27,297       24,890       21,545
  General and Administrative                  12,229       25,856       13,558
  Insurance                                    6,573        9,292        9,992
                                          ----------   ----------   ----------

      TOTAL OPERATING EXPENSES               461,780      482,749      416,317
                                          ----------   ----------   ----------
OPERATING INCOME                           1,491,944    1,476,872    1,477,523

ADJUSTMENTS TO ARRIVE AT NET INCOME
  Depreciation and Amortization             (315,417)    (302,585)    (288,896)
  Abandonment of Tenant
     Improvements - Note 1                   (80,178)     (24,256)          -0-
                                          ----------   ----------   ----------
                                            (395,595)    (326,841)    (288,896)
                                          ----------   ----------   ----------

NET INCOME - Note 5                       $1,096,349   $1,150,031   $1,188,627
                                          ==========   ==========   ==========

-----------
The notes to financial statements are an integral part of this statement.

                             GATEWAY 51 PARTNERSHIP
                             ----------------------
                        (A MARYLAND GENERAL PARTNERSHIP)
                         ------------------------------

                         STATEMENT OF PARTNERS' CAPITAL
                         ------------------------------

                                             Year Ended December 31
                                     ----------------------------------------
                                          1997         1996          1995
                                     ------------  ------------  ------------
CAPITAL CONTRIBUTIONS - Note 2
  Prior Years                        $ 20,267,826  $ 20,267,826  $ 20,267,826
                                     ------------  ------------  ------------

CAPITAL PLACEMENT FEE -
 Notes 1 and 2
  Prior Years                            (202,678)     (202,678)     (202,678)
                                     ------------  ------------  ------------
DISTRIBUTIONS
  Prior Years                          (8,048,893)   (6,948,893)   (5,748,893)
  Current Year                           (747,831)   (1,100,000)   (1,200,000)
                                     ------------  ------------  ------------
                                       (8,796,724)   (8,048,893)   (6,948,893)
                                     ------------  ------------  ------------
ACCUMULATED INCOME
  Prior Years                           3,838,835     2,688,804     1,500,177
  Current Year                          1,096,349     1,150,031     1,188,627
                                     ------------  ------------  ------------
                                        4,935,184     3,838,835     2,688,804
                                     ------------  ------------  ------------

TOTAL PARTNERS' CAPITAL              $ 16,203,608  $ 15,855,090  $ 15,805,059
                                     ============  ============  ============


-------------
The notes to financial statements are an integral part of this statement.

                             GATEWAY 51 PARTNERSHIP
                             ----------------------
                        (A MARYLAND GENERAL PARTNERSHIP)
                         ------------------------------

                            STATEMENT OF CASH FLOWS
                            -----------------------

                                                              Year Ended December 31,
                                                        --------------------------------------
                                                            1997         1996          1995
                                                        ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                            $1,096,349    $1,150,031    $1,188,627
                                                        ----------    ----------    ----------
  Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities
    Depreciation and Amortization                          315,417       302,585       288,896
    Abandonment of Tenant Improvements                      80,178        24,256           -0-
    Change in Receivables From Tenants                       8,667       (41,033)       53,222
    Increase in Prepaid Expenses                           (64,870)       (6,302)      (15,334)
    Change in Accounts Payable and Accrued Expenses         (6,176)       16,526        19,400
    Increase in Prepaid Tenant Reimbursements              142,688           -0-           -0-
                                                        ----------    ----------    ----------
     Total Adjustments                                     475,904       296,032       346,184
                                                        ----------    ----------    ----------
       Net Cash Provided by Operating Activities         1,572,253     1,446,063     1,534,811
                                                        ----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Building and Improvement Costs                          (359,189)     (258,309)     (180,668)
  Leasing Costs                                           (116,524)      (80,786)     (125,830)
  Change in Tenant Security Deposits                        12,784           -0-        (6,771)
  Decrease in Tenant Improvement Loans                         688        32,057        73,871
  Land Costs                                                   -0-           -0-        (6,400)
                                                        ----------    ----------    ----------

       Net Cash Used by Investing Activities              (462,241)     (307,038)     (245,798)
                                                        ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to Partners                               (747,831)   (1,100,000)   (1,200,000)
                                                        ----------    ----------    ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                  362,181        39,025        89,013

CASH AND CASH EQUIVALENTS, BEGINNING                       195,955       156,930        67,917
                                                        ----------    ----------    ----------
CASH AND CASH EQUIVALENTS, ENDING                       $  558,136    $  195,955    $  156,930
                                                        ==========    ==========    ==========


-----------
The notes to financial statements are an integral part of this statement.

                             GATEWAY 51 PARTNERSHIP
                             ----------------------
                        (A MARYLAND GENERAL PARTNERSHIP)
                         -------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                               DECEMBER 31, 1997
                               -----------------

Note 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Organization
       ------------
       Gateway 51 Partnership (A Maryland General Partnership) (the Partnership) was formed on December 21, 1987, under the Maryland Uniform Partnership Act. The agreement was amended and restated in 1989 to reflect changes in partner ownership percentages.

       Property
       --------

       The Partnership owns 21 acres of land in Howard County, Maryland. The property has been developed with six office/research buildings, with two placed into service in August 1994. Plans call for a seventh building with approximately 15,000 square feet of space.

       In 1996, the Partnership adopted Statement of Financial Accounting Standards (SFAS) NO. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No.121 requires that real estate assets be evaluated for impairment if impairment indicators are present. An impairment writedown to fair value would occur only if the estimated undiscounted cash flows from the asset were less than the carrying amount of the asset. At December 31, 1997, the Partnership does not hold any assets that meet the impairment criteria of SFAS No.121.

       All property is recorded at cost. Information regarding the buildings is as follows:

                                                                    Occupancy
                Square   Date Placed                          ----------------------------
    Building    Footage  into Service      Tenants            12/31/97  12/31/96  12/31/95
--------------  -------  ------------  -----------------      --------  --------  --------
      A          46,840     3/1/91       Multiple                92%       92%       92%
      B          21,991     9/1/90       AVNET                  100%      100%      100%
      C          38,182    7/15/91       EVI, Inc.              100%      100%       76%
      F          35,532     2/1/92       Multiple               100%       82%       82%
      D-E        45,951     8/8/94       Columbia National      100%      100%      100%
                -------                                       --------  --------  --------
                188,496                                            98%       94%       90%
                =======                                       ========  ========  ========

       Carrying costs, operating expenses, and depreciation begin as a charge against operations on the date the buildings were placed into service.

       During 1997, tenant improvements completed in prior years were demolished in order to build out the space for new tenants. The loss on abandonment of tenant improvements is calculated as follows:

                 Acquired Value                         $ 127,688
                 Accumulated Depreciation                 (47,510)
                                                         --------
                 Abandonment of Tenant Improvements      $ 80,178
                                                         ========

                             GATEWAY 51 PARTNERSHIP
                             ----------------------
                        (A MARYLAND GENERAL PARTNERSHIP)
                         -------------------------------

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                               DECEMBER 31, 1997
                               -----------------

Note 1 -  Use of Estimates
          ----------------
(Cont.) The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.

          Cash and Cash Equivalents
          -------------------------
          The Partnership considers all highly liquid debt instruments purchased with a maturity of 3 months or less to be cash equivalents.

          The majority of the Partnership's cash is held in financial institutions with insurance provided by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. Periodically during the year, the balance may have exceeded the FDIC insurance limitation.

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

          Amortization
          ------------
          Deferred costs are amortized as follows:

                                                     Amortization
                                            Amount      Period
                                           --------  ------------
             Organization Costs            $ 13,555    Complete
             Leasing Costs and Commissions  650,164  Lease Terms
                                           --------

                                           $663,719
                                           ========


          Income Taxes
          ------------
          Partnerships, as such, are not subject to income taxes. The partners are required to report their respective shares of partnership income and other tax items on their income tax returns (see Note 5).

          Capital Placement Fee
          ---------------------
          Costs incurred for arranging the Partnership's equity have been treated as a reduction of partners' capital (see Note 2).

                             GATEWAY 51 PARTNERSHIP
                             ----------------------
                        (A MARYLAND GENERAL PARTNERSHIP)
                         -------------------------------

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                               DECEMBER 31, 1997
                               -----------------

Note 2 -   PARTNERS' CAPITAL

           Capital Investment
           ------------------
          New England Life Pension Properties IV (NELPP IV) and New England Pension Properties V (NEPP V) have agreed to provide equity of $14,598,000 and $6,402,000, respectively, totaling $21,000,000. As of
          December 31, 1997,1996, and 1995, total capital contributions amounted to $20,267,826.

          Cumulative Priority Return
          --------------------------
          NELPP IV and NEPP V are entitled to cumulative priority returns of 10.5%, compounded monthly on capital invested. The Partnership paid priority returns totaling $747,831, $1,100,000, and $1,200,000 during 1997,1996, and 1995, respectively. As of December 31,1997, 1996, and 1995, unpaid priority returns amounted to $9,127,936, $6,888,115, and $5,427,949, respectively.

          Capital Placement Fee
          ---------------------
          The Partnership incurred fees of $202,678 with Paine Webber Mortgage Finance, Inc. with respect to capital raised by the Partnership. This amount has been charged against partners' capital.

Note 3 -  TENANT IMPROVEMENT LOAN RECEIVABLE

          The Partnership had made several tenant improvement loans to tenants. The remaining loan required monthly principal and interest payments, with the final payment in 1997. Pertinent terms were as follows:



                Original                           Balance Due
                  Loan    Interest             ------------------
    Tenant       Amount     Rate     Due Date  12/31/97  12/31/96
--------------  --------  --------   --------  --------  --------

Pediatric Care  $16,580    12.00%     3/31/97  $    -0-  $    688



Note 4 -  RELATED PARTY TRANSACTIONS

          Management Fees
          ---------------
          The Partnership has entered into an agreement with Manekin Corporation, a related entity, to act as management agent for the property. The management agreement provides for a management fee equal to 3% of rent and tenant expense billings.

          Leasing Commissions
          -------------------
          Leasing commissions in the amount of $105,387, $80,786, and $74,448 were paid to related parties during 1997,1996, and 1995, respectively.

                             GATEWAY 51 PARTNERSHIP
                             ----------------------
                        (A MARYLAND GENERAL PARTNERSHIP)
                         ------------------------------

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                                DECEMBER 31,1997
                                ----------------

Note 5 -  TAX ACCOUNTING

          Tax accounting differs from financial accounting as follows:

                                           Current Year  Prior Years    Total
                                           ----------    ----------   ----------
        Financial Income                   $1,096,349    $3,838,835   $4,935,184
        Additional Depreciation              (116,239)     (641,227)    (757,466)
        Lease-Up Period Items
         Capitalized for GAAP                     -0-         4,264        4,264
        Deferred Rent Receivable              (28,500)      (44,947)     (73,447)
        Prepaid Property Taxes                (65,556)      (39,470)    (105,026)
        Prepaid Tenant Reimbursements         142,688           -0-      142,688
                                           ----------    ----------   ----------
           Taxable Income                  $1,028,742    $3,117,455   $4,146,197
                                           ==========    ==========   ==========

Note 6 -  LEASES

          The following is a schedule of future minimum lease payments to be received under noncancelable operating leases at December 31,1997:

                  Year Ending December 31, 1998    $1,510,900
                                           1999     1,408,027
                                           2000       707,156
                                           2001       602,419
                                           2002       475,580
                                                   ----------
                                                   $4,704,082
                                                   ==========

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

                                   /s/ Wolpoff & Company, LLP

                                   WOLPOFF & COMPANY, LLP



Baltimore, Maryland
January 12, 1998

                             GATEWAY 51 PARTNERSHIP
                             ----------------------
                        (A MARYLAND GENERAL PARTNERSHIP)
                         ------------------------------

                         SCHEDULE OF PARTNERS' CAPITAL
                         -----------------------------

                               DECEMBER 31, 1997
                               -----------------

                                                        M.O.R. 51
                         New England     New England     Gateway
                         Life Pension      Pension       Limited
                        Properties IV   Properties V   Partnership    Total
                        --------------  -------------  ------------  -------

OWNERSHIP PERCENTAGE            34.75%         15.25%        50.00%       100.00%
                        --------------  -------------  ------------  ------------
CAPITAL CONTRIBUTIONS

  Prior Years           $   14,086,139  $   6,181,687  $        -0-  $ 20,267,826
                        --------------  -------------  ------------  ------------
CAPITAL PLACEMENT FEE

  Prior Years                 (106,427)       (96,251)          -0-      (202,678)
                        --------------  -------------  ------------  ------------

DISTRIBUTIONS - Note 2

  Prior Years               (5,449,955)    (2,598,938)          -0-    (8,048,893)
  Current Year                (519,743)      (228,088)          -0-      (747,831)
                        --------------  -------------  ------------  ------------
                            (5,969,698)    (2,827,026)          -0-    (8,796,724)
                        --------------  -------------  ------------  ------------

ACCUMULATED INCOME
  Prior Years                2,667,993      1,170,842           -0-     3,838,835
  Current Year                 761,963        334,386           -0-     1,096,349
                        --------------  -------------  ------------  ------------
                             3,429,956      1,505,228           -0-     4,935,184
                        --------------  -------------  ------------  ------------
PARTNERS' CAPITAL,
  12/31/97              $   11,439,970  $   4,763,638  $        -0-  $ 16,203,608
                        ==============  =============  ============  ============


-------------
See Independent Auditor's Report on Supplementary Information.

                             GATEWAY 51 PARTNERSHIP
                        (A MARYLAND GENERAL PARTNERSHIP)
                         -------------------------------



          SCHEDULE OF CHANGES IN PARTNERS' CAPITAL - INCOME TAX BASIS
          ------------------------------------------------------------

                               DECEMBER 31, 1997
                               -----------------

                                                        M.O.R. 51
                         New England     New England     Gateway
                         Life Pension      Pension       Limited
                        Properties IV   Properties V   Partnership      Total
                        --------------  -------------  ------------  -----------

OWNERSHIP PERCENTAGE             34.75%         15.25%        50.00%       100.00%
                        ==============  =============  ============  ============
CAPITAL CONTRIBUTIONS
 Prior Years            $   14,086,139  $   6,181,687  $        -0-  $ 20,267,826
                        --------------  -------------  ------------  ------------
CAPITAL PLACEMENT FEE
  Prior Years                 (106,427)       (96,251)          -0-      (202,678)
                        --------------  -------------  ------------  ------------

DISTRIBUTIONS - Note 2
  Prior Years               (5,449,955)   (2,598,938)           -0-    (8,048,893)
  Current Year                (519,743)     (228,088)           -0-      (747,831)
                        --------------  -------------  ------------  ------------
                            (5,969,698)   (2,827,026)           -0-    (8,796,724)
                        --------------  -------------  ------------  ------------

ACCUMULATED INCOME
  Prior Years                2,168,803        948,652           -0-     3,117,455
  Current Year                 714,976        313,766           -0-     1,028,742
                        --------------  -------------  ------------  ------------
                             2,883,779      1,262,418           -0-     4,146,197
                        --------------  -------------  ------------  ------------

PARTNERS' CAPITAL,
 12/31/97               $   10,893,793  $   4,520,828  $        -0-  $ 15,414,621
                        --------------  -------------  ------------  ------------


---------

See Independent Auditor's Report on Supplementary Information.

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT                                                                    PAGE
NUMBER                                                                    NUMBER
-------                                                                   ------

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

10L.       Term Loan Agreement between Hewson Properties, Inc.,           *
           Borrower, and the Registrant, as Lender, dated as of
           September 15, 1986.

10M.       Promissory Note dated September 15, 1986 in the amount         *
           of $3,720,000 from Hewson Properties, Inc. to the Registrant.

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT                                                                    PAGE
NUMBER                                                                    NUMBER
-------                                                                   ------
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


                                 EXHIBIT INDEX
                                 -------------


EXHIBIT                                                                    PAGE
NUMBER                                                                    NUMBER
-------                                                                   ------
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

                                 EXHIBIT INDEX
                                 -------------



EXHIBIT                                                                    PAGE
NUMBER                                                                    NUMBER
-------                                                                   ------
10MM.      Assignment of Rents and Leases made and entered into as           *
           of February 1, 1990 by and between Calibre Log Cabin, .
           Ltd. and the Registrant.

10NN.      Allonge to Promissory Note dated May 1, 1992, by and              *
           between Lee-Oxford Partnership and the Registrant.
*

10OO.      Purchase and Sale Agreement and Escrow Instructions by and        *
           between Rancho Cucamonga No. 1 Associates, a California
           general partnership and APT- Cabot California, Inc., a
           Delaware corporation dated as of November 30, 1994.

10PP.      Amended and Restated Joint Venture Agreement of Rancho Road       *
           Associates between New England Life Pension Properties IV, a
           Real Estate Limited Partnership and Commerce Centre Partners
           dated January 1, 1995.

10QQ.      Fourth Amendment to Decatur TownCenter II Associates Joint        *
           Venture Agreement dated as of August 15, 1995 between
           Decatur TownCenter Associates LTD., and the Registrant.

10RR.      Letter Agreement dated as of January 1, 1996 by and between the   *
           Registrant and Hewson Properties, Inc.

10SS.      Amended and Restated Pooling Agreement dated as of December 1,    *
           1995 by and among the Registrant, Montgomery-Oxford Associates
           Limited Partnership, Waters Landing-Oxford Associates Limited
           Partnership and related documents dated as of December 1, 1995 and
           May 14, 1996.

10TT. Tenancy in Common Agreement dated as of December 30, 1996 by and * among the Registrant and Hewson Properties, Inc.

27.        Financial Data Schedule


----------------------
* Previously filed and incorporated herein by reference

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

                              NEW ENGLAND LIFE PENSION PROPERTIES IV;
                              A REAL ESTATE LIMITED PARTNERSHIP



Date:  March 30, 1998         By: /s/ Wesley M. Gardiner, Jr.
                                  ---------------------------
                                    Wesley M. Gardiner, Jr.
                                    President of the
                                    Managing General Partner


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature               Title                         Date
     ---------               -----                         ----




/s/  Wesley M. Gardiner, Jr.     President, Chief         March 30, 1998
-----------------------------    Executive Officer and
     Wesley M. Gardiner, Jr.     Director



/s/  Pamela J. Herbst            Vice President and       March 30, 1998
-----------------------------    Director
     Pamela J. Herbst


/s/  J. Grant Monahon            Vice President and       March 30, 1998
-----------------------------    Director
     J. Grant Monahon


/s/  James J. Finnegan          Vice President            March 30, 1998
-----------------------------
     James J. Finnegan



/s/  Karin J. Lagerlund         Treasurer and Principal   March 30, 1998
-----------------------------   Financial and Accounting
     Karin J. Lagerlund         Officer