Form 10-Q
period 1998-03-31
NEW ENGLAND LIFE PENSION PROPERTIES IV
filed 1998-05-13
CIK 779742

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 ------------
                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

    ----------------------------------------------------------------------

For Quarter Ended March 31, 1998                Commission File Number 0-15429


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



-----------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes [X]        No [_]

                    NEW ENGLAND LIFE PENSION PROPERTIES IV;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                       FOR QUARTER ENDED MARCH 31, 1998

                                    PART I

                             FINANCIAL INFORMATION
                            ----------------------

BALANCE SHEETS
(Unaudited)


                                  March 31, 1998   December 31, 1997
                                  --------------   -----------------

ASSETS

Real estate investments:
  Joint ventures                  $  15,952,380    $  15,879,130
  Property, net                      14,822,790       15,139,147
                                  --------------   --------------
                                     30,775,170       31,018,277


Cash and cash equivalents             6,871,612        4,017,473
Short-term investments                       --        2,889,753
                                  --------------   --------------
                                  $  37,646,782    $  37,925,503
                                  ==============   ==============



LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                  $     126,522    $     152,095
Accrued management fee                   34,212           39,859
Deferred management and
  disposition fees                    4,240,202        4,205,989
                                  --------------   --------------
Total liabilities                     4,400,936        4,397,943
                                  --------------   --------------

Partners' capital (deficit):
  Limited partners ($524
     per unit; 120,000 units
     authorized, 94,997 units
     issued and outstanding)         33,315,991       33,594,888
  General partners                      (70,145)         (67,328)
                                    ------------   --------------
Total partners' capital              33,245,846       33,527,560
                                    ------------   --------------

                                    $37,646,782    $  37,925,503
                                    ============   ==============


               (See accompanying notes to financial statements)

STATEMENTS OF OPERATIONS
(Unaudited)

                                      Quarter Ended March 31,
                                    --------------------------
                                      1998             1997
                                   ----------        --------

INVESTMENT ACTIVITY

Property rentals                 $    818,302    $   1,368,832
Property operating expenses          (373,781)        (494,471)
Depreciation and amortization        (153,408)        (253,704)
                                 -------------    ------------
                                      291,113          620,657

Joint venture earnings                303,979          307,036
Amortization                           (1,327)          (1,327)
                                    ----------    ------------

  Total real estate operations        593,765          926,366

Interest on cash equivalents
  and short term investments           87,112           90,380
                                    -----------   ------------
  Total investment activity           680,877        1,016,746
                                    -----------   ------------

PORTFOLIO EXPENSES

MANAGEMENT FEE                          68,424          90,916
GENERAL AND ADMINISTRATIVE              88,133          89,063
                                    -----------   ------------
                                       156,557         179,979
                                    -----------   ------------



NET INCOME                          $  524,320   $     836,767
                                    ===========   ============

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                  $     5.46   $       8.72
                                    ===========   ============

CASH DISTRIBUTIONS PER
  LIMITED PARTNERSHIP UNIT          $     8.40   $      11.86
                                    ===========   ============

NUMBER OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING DURING
  THE PERIOD                            94,997          94,997
                                    ===========   ============


               (SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS)

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(UNAUDITED)


                                Quarter Ended March 31,
                         ---------------------------------------
                            1998                         1997
                          --------                    ----------

                    General      Limited         General        Limited
                    Partners     Partners        Partners       Partners
                   ----------   ----------      ----------     ----------

Balance at
beginning of
period            $   (67,328)  $  33,594,888  $  (160,481)  $  47,361,993


Cash
distributions          (8,060)       (797,974)     (11,380)     (1,126,665)


Net income              5,243         519,077        8,368         829,399
                    ---------     -----------    ---------       ---------


Balance at
end of period     $   (70,145)    $33,315,991    $(163,493)    $47,064,727
                  ============    ============   ==========    ============

                (SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS)

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                 Quarter Ended March 31,
                                                 ------------------------
                                                     1998          1997
                                                  ---------      --------


Net cash provided by operating activities     $    703,870    $     910,335
                                              --------------  -------------

Cash flows from investing activities:
   Investment in property                          (18,845)         (85,606)
   Decrease in short-term investments, net       2,838,711          637,168
   Loan Repayment by joint venture partner         136,437               --
                                              ------------      -----------
         Net cash provided by
         investing activities                    2,956,303          551,562
                                              ------------      -----------

Cash flows from financing activity:
   Distributions to partners                      (806,034)      (1,138,045)
                                              ------------      -----------

         Net increase in
         cash and cash equivalents               2,854,139          323,852

Cash and cash equivalents:
   Beginning of period                           4,017,473        5,045,964
                                              ------------      -----------

   End of period                              $  6,871,612    $   5,369,816
                                               ===========     ============

               (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1998 and December 31, 1997 and the results of its operations, its cash flows and partners' capital (deficit) for the interim periods ended March 31, 1998 and 1997. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1997 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

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


NOTE 2 - REAL ESTATE JOINT VENTURES
-----------------------------------

Ownership of the Columbia Gateway Corporate Park joint venture has been restructured whereby the Partnership and its affiliate obtained full control over the business of the joint venture effective January 1, 1998.

     The following summarized financial information is presented in the aggregate for the Partnership's two joint ventures:

                             Assets and Liabilities
                             ----------------------


                                       March 31, 1998   December 31, 1997
                                       --------------   -----------------

Assets

     Real property, at cost less
         accumulated depreciation
         of $2,385,548 and
         $2,321,074, respectively      $   20,094,101     $    19,858,721
     Other                                    924,853             958,432
                                          ------------        ------------
                                           21,018,954          20,817,153

Liabilities                                   415,592             240,284
                                          ------------        ------------

Net Assets                             $   20,603,362     $    20,576,869
                                          ============        ============

                             Results of Operations

                                        Quarter ended March 31,
                                        -----------------------
                                           1998         1997
                                           ----         ----
Revenue
     Rental income                   $     640,710   $    603,450
     Other income                            2,937          3,119
                                      ------------     ----------
                                           643,647        606,569
                                      ------------     ----------

Expenses
     Operating expenses                    159,637        120,653
     Depreciation and amortization          93,659         93,659
                                      ------------     ----------
                                           253,296        214,312
                                      ------------     ----------

Net income                           $     390,351   $    392,257
                                      ============     ==========

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

     In connection with the ownership restructuring, the Partnership agreed to release the affiliate of the venture partner from its guarantee upon payment to the Partnership of $650,000. The Partnership received $250,000 at the time the agreement was executed. During the third quarter of 1996, the Partnership received an additional $263,563. The final payment of $136,437 was received during the first quarter of 1998. The first payment was accounted for as a reduction of previously accrued investment income. The second and third payments were accounted for as a reduction of the Partnership's investment in the property.


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

     On February 28, 1998, the Partnership executed a purchase and sale agreement to purchase the tenancy-in-common interest of the Developer with regards to Metro Business Center. The Partnership expects to close on the acquisition by the third quarter of 1998. The purchase price is $6,927,000 and will be payable by the Partnership as follows: (i) A portion of the purchase price will be paid through the discharge of all outstanding amounts, including but not limited to accrued but unpaid interest, owed by the Developer to the Partnership under the loan made by the Partnership to the Developer in
connection with the original acquisition of the property and   (ii) the
Partnership will pay the remainder of the purchase price in cash. The Partnership expects the cash payment to be nominal.

     The following is a summary of the Partnership's two wholly-owned investments:

                                        March 31, 1998    December 31, 1997
                                        --------------   ------------------
     Land                               $    3,451,272    $      3,451,272
     Buildings and improvements
       and other capitalized costs          12,530,826          12,648,418
     Accumulated depreciation and
       amortization                         (1,032,433)           (886,418)
     Net operating liabilities                (126,875)            (74,125)
                                         -------------     ---------------
                                        $   14,822,790    $     15,139,147
                                         =============     ===============

NOTE 4 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended March 31, 1998 were made on April 29, 1998 in the aggregate amount of $691,847 ($7.21 per limited partnership unit).

Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of units of limited partnership interest in December, 1986. A total of 94,997 units were sold. The Partnership received proceeds of $85,677,259, net of selling commissions and other offering costs, which have been invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. The Partnership made nine real estate investments. Five investments have been sold; one each in 1988, 1993, 1994, 1996 and 1997. As a result of the sales, capital of $45,218,572 ($476 per limited partnership unit) has been returned to the limited partners through March 31, 1998.

     At March 31, 1998, the Partnership had $6,871,612 in cash and cash equivalents, of which $691,847 was used for cash distributions to partners on April 29, 1998; the remainder will primarily be used for working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and invested cash and cash equivalents. Distributions of cash from operations for the first quarter of 1998 were at the annualized rate of 5.5% on the adjusted capital contribution. Distributions of cash from operations relating to the first quarter of 1997 were made at the annualized rate of 5% on the adjusted capital contribution. The distribution rate was lower in 1997 in anticipation of cash requirements related to lease rollovers.

     The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At March 31, 1998, appraised values exceeded the related carrying values by an aggregate of $7,800,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations
---------------------

     At March 31, 1998, two of the investments in the portfolio are structured as joint ventures with real estate development/management firms, and in one case, with an affiliate of the Partnership. The Reflections Apartments and Metro Business Center investments are wholly-owned properties.

Operating Factors

     Overall occupancy at Columbia Gateway Corporate Park increased to 100% during the first quarter of 1998 compared to 95% at March 31, 1997. Ownership of the Columbia Gateway Corporate Park joint venture has been restructured whereby the Partnership and its affiliate have obtained full control over the business of the joint venture. This restructuring was effective January 1, 1998. One lease is due to expire in October, 1998 but an existing tenant has expressed an interest in exercising their right of first refusal and expand into this space upon the lease expiration.

     Occupancy at Reflections Apartments ended the first quarter of 1998 at 96%, up from 92% at December 31, 1997 and consistent with the quarter ended March 31, 1997. Current rental rates are at the high end of the market range.

     Occupancy at Metro Business Center at March 31, 1998 was at 100%, up from 87% at March 31, 1997. With low vacancies and steady interest, Metro Business is expected to command higher rates while retaining a 100% occupancy level.

     Occupancy at 270 Technology Center was at 70% at March 31, 1998, compared to 97% at March 31, 1997. This decrease in occupancy is primarily due to the expiration of a lease whose tenant occupied 30% of the space. This space is currently being marketed.

     Occupancy at Palms Business Center was 98% at March 31, 1997. This property was sold on October 24, 1997, and the Partnership recognized a gain of $10,482,458. At the time of sale, the property was 86% leased.

Investment Activity

     Interest on cash equivalents and short-term investments decreased by approximately $3,300 or 4% between the first quarter of 1997 and 1998 due to lower investment balances.

     Real estate operating activity for the first quarter of 1998 was $593,765 compared to $926,366 for the prior year quarter. The decrease is primarily due to the sale of Rancho Road in October, 1997, partially offset by increases in operating performance by Reflections and Metro Business Center due to higher market rates.

     Operating cash flow decreased $206,465 between the first quarter of 1997 and 1998, primarily due to the sale of Rancho Road in 1997.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

     The management fee decreased between the quarters ended March 31, 1997 and 1998 due to a decrease in distributable cash flow from operations. General and administrative expenses did not change significantly between the respective quarters.

                    NEW ENGLAND LIFE PENSION PROPERTIES IV;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                       FOR QUARTER ENDED MARCH 31, 1998

                                    PART II

                               OTHER INFORMATION
                              -------------------



     Item 6. Exhibits and Reports on Form 8-K

                  a.    Exhibits: (27) Financial Data Schedule

                  b.    Reports on Form 8-K: No Current Reports on Form
                        8-K were filed during the quarter ended March 31, 1998

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


                              NEW ENGLAND LIFE PENSION PROPERTIES IV;
                              A REAL ESTATE LIMITED PARTNERSHIP
                              (Registrant)



May 13, 1998
                              /s/ Wesley M. Gardiner, Jr.
                              -------------------------------
                                Wesley M. Gardiner, Jr.
                                President, Chief Executive Officer
                                and Director of the Managing General
                                Partner, Fourth Copley Corp.



May 13, 1998
                              /s/ Karin J. Lagerlund
                              --------------------------------
                                Karin J. Lagerlund
                                Principal Financial and Accounting
                                Officer of Managing General Partner,
                                Fourth Copley Corp.