Form 10-Q
period 1998-06-30
NEW ENGLAND LIFE PENSION PROPERTIES IV
filed 1998-08-12
CIK 779742

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 ------------
                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

    ----------------------------------------------------------------------

For Quarter Ended June 30, 1998                   Commission File Number 0-15429


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

                                   FORM 10-Q

                        FOR QUARTER ENDED JUNE 30, 1998

                                     PART I

                             FINANCIAL INFORMATION
                            -----------------------

BALANCE SHEETS
(Unaudited)

                                  June 30, 1998     December 31, 1997
                                  -------------     -----------------

ASSETS

Real estate investments:
  Joint ventures                    $16,047,855        $15,879,130
  Property, net                      14,672,556         15,139,147
                                    -----------        -----------
                                     30,720,411         31,018,277


Cash and cash equivalents             6,949,194          4,017,473
Short-term investments                        -          2,889,753
                                    -----------        -----------
                                    $37,669,605        $37,925,503
                                    ===========        ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                    $    99,124        $   152,095
Accrued management fee                   34,212             39,859
Deferred management and
  disposition fees                    4,274,414          4,205,989
                                    -----------        -----------
Total liabilities                     4,407,750          4,397,943
                                    -----------        -----------

Partners' capital (deficit):
  Limited partners ($524
     per unit; 120,000 units
     authorized, 94,997 units
     issued and outstanding)         33,331,839         33,594,888
  General partners                      (69,984)           (67,328)
                                    -----------        -----------
Total partners' capital              33,261,855         33,527,560
                                    -----------        -----------

                                    $37,669,605        $37,925,503
                                    ===========        ===========


                (See accompanying notes to financial statements)

STATEMENTS OF OPERATIONS
(Unaudited)

                                  Quarter Ended   Six Months Ended   Quarter Ended   Six Months Ended
                                  June 30, 1998    June 30, 1998     June 30, 1997    June 30, 1997
                                  -------------   ----------------   -------------   ----------------

INVESTMENT ACTIVITY

Property rentals                      $ 834,263         $1,652,565      $1,405,293        $ 2,774,125
Property operating expenses            (328,450)          (702,231)       (563,781)        (1,058,252)
Depreciation and amortization          (155,403)          (308,811)       (251,533)          (505,237)
                                      ---------         ----------      ----------        -----------
                                        350,410            641,523         589,979          1,210,636

Joint venture earnings                  422,650            726,629         355,692            662,728
Amortization                             (1,327)            (2,654)         (1,327)            (2,654)
                                      ---------         ----------      ----------        -----------

  Total real estate operations          771,733          1,365,498         944,344          1,870,710

Interest on cash equivalents
  and short term investments             87,637            174,749          90,811            181,191
                                      ---------         ----------      ----------        -----------
  Total investment activity             859,370          1,540,247       1,035,155          2,051,901
                                      ---------         ----------      ----------        -----------

Portfolio Expenses

Management fee                           68,425            136,849          90,918            181,834
General and administrative               83,090            171,223          87,289            176,352
                                      ---------         ----------      ----------        -----------
                                        151,515            308,072         178,207            358,186
                                      ---------         ----------      ----------        -----------


Net Income                            $ 707,855         $1,232,175      $  856,948        $ 1,693,715
                                      =========         ==========      ==========        ===========

Net income per limited
  partnership unit                    $    7.38         $    12.84      $     8.93        $     17.65
                                      =========         ==========      ==========        ===========

Cash distributions per
  limited partnership unit            $    7.21         $    15.61      $     9.58        $     21.44
                                      =========         ==========      ==========        ===========


Number of limited partnership
  units outstanding during
  the period                             94,997             94,997          94,997             94,997
                                      =========         ==========      ==========        ===========

               (See accompanying notes to financial statements)

STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                            Quarter Ended              Six Months Ended         Quarter Ended            Six Months Ended
                            June 30, 1998              June 30, 1998             June 30, 1997             June 30, 1997
                        ----------------------      --------------------      --------------------      --------------------
                        General        Limited       General     Limited      General      Limited       General     Limited
                        Partners      Partners      Partners     Partners     Partners     Partners      Partners    Partners
                        --------      --------      --------     --------     --------     --------      --------    --------

Balance at
beginning of
period                  $(70,145)    $33,315,991   $(67,328)    $33,594,888  $(163,493)    $47,063,727   $(160,481)   $47,361,993


Cash
distributions             (6,918)       (684,928)   (14,978)     (1,482,902)    (9,193)       (910,071)    (20,573)    (2,036,736)


Net income                 7,079         700,776     12,322      1,219,853       8,569         848,379      16,937      1,676,778
                        --------     -----------   --------    -----------   ---------     -----------   ---------    -----------

Balance at
end of period           $(69,984)    $33,331,839   $(69,984)   $33,331,839   $(164,117)    $47,002,035   $(164,117)   $47,002,035
                        ========     ===========   ========    ===========   =========     ===========   =========    ===========

               (See accompanying notes to financial statements)

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                   Six Months Ended June 30,
                                                   ------------------------
                                                      1998         1997
                                                     -------      --------


Net cash provided by operating
     activities                                    $ 1,501,792   $ 1,908,912
                                                   -----------   -----------

Cash flows from investing activities:
     Payment of note payable to venture partner              -       (64,000)
     Investment in property                            (47,339)     (150,977)
     Decrease in short-term
          investments, net                           2,838,711     1,888,189
     Loan repayment by joint venture partner           136,437             -
                                                   -----------   -----------
             Net cash provided by
             investing activities                    2,927,809     1,673,212
                                                   -----------   -----------

Cash flows from financing activity:
     Distributions to partners                      (1,497,880)   (2,057,309)
                                                   -----------   -----------

             Net increase in
             cash and cash equivalents               2,931,721     1,524,815

Cash and cash equivalents:
     Beginning of period                             4,017,473     5,045,964
                                                   -----------   -----------

     End of period                                 $ 6,949,194   $ 6,570,779
                                                   ===========   ===========


               (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1998 and December 31, 1997 and the results of its operations, its cash flows and partners' capital (deficit) for the interim periods ended June 30, 1998 and 1997. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1997 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

     New England Life Pension Properties IV; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other organizations intended to be exempt from federal income tax. The Partnership commenced operations in May, 1986 and acquired the four real estate investments it currently owns prior to the end of 1987. It intends to dispose of the investments within eight to twelve years of their acquisition, and then liquidate; however, the managing general partner could extend the investment period if it is considered to be in the best interest of the limited partners. The Partnership has engaged AEW Real Estate Advisors, Inc. (the "Advisor") to provide asset management services.

NOTE 2 - REAL ESTATE JOINT VENTURES
-----------------------------------

     Ownership of the Columbia Gateway Corporate Park joint venture has been restructured whereby the Partnership and its affiliate obtained full control over the business of the joint venture effective January 1, 1998.

     The following summarized financial information is presented in the aggregate for the Partnership's two joint ventures.

                            Assets and Liabilities
                            ----------------------


                                     June 30, 1998    December 31, 1997
                                     -------------    -----------------

Assets

     Real property, at cost less
         accumulated depreciation
         of $2,500,513 and
         $2,321,074, respectively      $20,048,541        $19,858,721
     Other                                 970,080            958,432
                                       -----------        -----------
                                        21,018,621         20,817,153

Liabilities                                266,708            240,284
                                       -----------        -----------

Net Assets                             $20,751,913        $20,576,869
                                       ===========        ===========

                             Results of Operations

                                      Six Months ended June 30,
                                      -------------------------
                                          1998         1997
                                      ------------  -----------
Revenue
     Rental income                      $1,418,150   $1,318,227
     Other income                            8,815        8,296
                                        ----------   ----------
                                         1,426,965    1,326,523
                                        ----------   ----------

Expenses
     Operating expenses                    320,829      301,690
     Depreciation and amortization         187,318      187,318
                                        ----------   ----------
                                           508,147      489,008
                                        ----------   ----------

Net income                              $  918,818   $  837,515
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

     On February 28, 1998, the Partnership executed a purchase and sale agreement to purchase the tenancy-in-common interest of the Developer in Metro Business Center. The Partnership finalized the acquisition on July 17, 1998. The purchase price was $7,113,255 and was paid by the Partnership as follows:
(i) A portion of the purchase price was paid through the discharge of all outstanding amounts, including but not limited to accrued but unpaid interest, owed by the Developer to the Partnership under the loan made by the Partnership to the Developer in connection with the original acquisition of the property and
(ii) the Partnership paid the remainder of the purchase price in cash. The cash payment was $2,210.

     The following is a summary of the Partnership's two wholly-owned investments:

                                      June 30, 1998   December 31, 1997
                                      --------------  ------------------
     Land                               $ 3,451,272         $ 3,451,272
     Buildings and improvements
       and other capitalized costs       12,559,320          12,648,418
     Accumulated depreciation and
       amortization                      (1,180,444)           (886,418)
       Net operating liabilities           (157,592)            (74,125)
                                        -----------         -----------
                                        $14,672,556         $15,139,147
                                        ===========         ===========

NOTE 4 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended June 30, 1998 were made on July 30, 1998 in the aggregate amount of $691,847 ($7.21 per limited partnership unit).

Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of units of limited partnership interest in December, 1986. A total of 94,997 units were sold. The Partnership received proceeds of $85,677,259, net of selling commissions and other offering costs, which have been invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. The Partnership made nine real estate investments. Five investments have been sold: one each in 1988, 1993, 1994, 1996 and 1997. As a result of the sales, capital of $45,218,572 ($476 per limited partnership unit) has been returned to the limited partners through June 30, 1998.

     At June 30, 1998, the Partnership had $6,949,194 in cash and cash equivalents, of which $691,847 was used for cash distributions to partners on July 30, 1998; the remainder will primarily be used for working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and invested cash and cash equivalents. Distributions of cash from operations for the first and second quarters of 1998 were made at the annualized rate of 5.5% on the adjusted capital contribution. Distributions of cash from operations relating to the first and second quarters of 1997 were made at the annualized rate of 5% on the adjusted capital contribution. The distribution rate was lower in 1997 in anticipation of cash requirements related to lease rollovers.

     The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to the estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At June 30, 1998, appraised values exceeded the related carrying values by an aggregate of approximately $9,100,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.


Results of Operations
---------------------

     At June 30, 1998, two of the investments in the portfolio are structured as joint ventures, one with a real estate development/management firm, and the other with an affiliate of the Partnership. The Reflections Apartments and Metro Business Center investments are wholly-owned properties.

Operating Factors

     Overall occupancy at Columbia Gateway Corporate Park remained at 100% during the second quarter of 1998 compared to 95% at June 30, 1997. Ownership of the Columbia Gateway Corporate Park joint venture has been restructured to give the Partnership and its affiliate full control over the business of the joint venture. This restructuring was effective January 1, 1998. One lease is due to expire in October, 1998 but an existing tenant has expressed an interest in exercising its right of first refusal to expand into this space upon the lease expiration.

     Occupancy at Reflections Apartments ended the second quarter of 1998 at 94%, up from 93% at June 30, 1997. Occupancy and rental rates are both slightly above budget.

     Occupancy at Metro Business Center at June 30, 1998 was at 100%, up from 87% at June 30, 1997. With only one vacancy upcoming during 1998, Metro Business Center is expected to retain a high occupancy level.

     Occupancy at 270 Technology Center increased to 100% at June 30, 1998 compared to 70% at March 31, 1998 due to the signing of a three year lease for 22,059 square feet effective April 15, 1998.

     Occupancy at Palms Business Center was 99% at June 30, 1997. This property was sold on October 24, 1997, and the Partnership recognized a gain of $10,482,458. At the time of sale, the property was 86% leased.

Investment Activity

     Interest on cash equivalents and short-term investments decreased by approximately $6,400 or 4% between the first six-month periods of 1998 and 1997 due to lower investment balances.

     Real estate operating activity for the first six months of 1998 was $1,365,498 compared to $1,870,710 for the comparable six months of 1997. The decrease is primarily due to the sale of Rancho Road in October, 1997, partially offset by increases in operating performance by Reflections and Metro Business Center due to higher occupancy and market rates.

     Operating cash flow decreased $407,120 between the first six month periods of 1998 and 1997, which is consistent with the decrease in operating activity discussed above.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

     The management fee decreased between the first six-month periods of 1998 and 1997 due to a decrease in distributable cash flow from operations. General and administrative expenses did not change significantly between the respective six-month periods.

                    NEW ENGLAND LIFE PENSION PROPERTIES IV;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                        FOR QUARTER ENDED JUNE 30, 1998

                                    PART II

                               OTHER INFORMATION
                              -------------------



     Item 6. Exhibits and Reports on Form 8-K

                  a.    Exhibits:   None.

                  b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended June 30, 1998.

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


                              NEW ENGLAND LIFE PENSION PROPERTIES IV;
                              A REAL ESTATE LIMITED PARTNERSHIP
                              (Registrant)



August 12, 1998
                              /s/ Wesley M. Gardiner, Jr.
                              -------------------------------
                                Wesley M. Gardiner, Jr.
                                President, Chief Executive Officer
                                and Director of the Managing General Partner, Fourth Copley Corp.



August 12, 1998
                             /s/ Karin J. Lagerlund
                             --------------------------------
                               Karin J. Lagerlund
                               Principal Financial and Accounting
                               Officer of Managing General Partner,
                               Fourth Copley Corp.