Form 10-Q
period 1998-09-30
NEW ENGLAND LIFE PENSION PROPERTIES IV
filed 1998-11-13
CIK 779742

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  ------------
                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

--------------------------------------------------------------------------------

For Quarter Ended September 30, 1998              Commission File Number 0-15429


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



--------------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [ X ]     No [   ]

                    NEW ENGLAND LIFE PENSION PROPERTIES IV;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 1998

                                     PART I

                             FINANCIAL INFORMATION
                             ----------------------

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS
(Unaudited)

                                        September 30, 1998  December 31, 1997
                                        ------------------  -----------------
ASSETS

Real estate investments:
   Joint ventures                           $15,708,441         $15,879,130
   Property, net                                      -          15,139,147
                                            -----------         -----------
                                             15,708,441          31,018,277

   Property, held for disposition             9,328,061                   -


Cash and cash equivalents                    16,731,938           4,017,473
Short-term investments                                -           2,889,753
                                            -----------         -----------
                                            $41,768,440         $37,925,503
                                            ===========         ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $   117,030         $   152,095
Accrued management fee                          132,294              39,859
Deferred management and
  disposition fees                            4,571,413           4,205,989
                                            -----------         -----------
Total liabilities                             4,820,737           4,397,943
                                            -----------         -----------

Partners' capital (deficit):
  Limited partners ($524
     per unit; 120,000 units
     authorized, 94,997 units
     issued and outstanding)                 36,980,828          33,594,888
  General partners                              (33,125)            (67,328)
                                            -----------         -----------
Total partners' capital                      36,947,703          33,527,560
                                            -----------         -----------

                                            $41,768,440         $37,925,503
                                            ===========         ===========

           (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(Unaudited)

                                  Three Months Ended    Nine Months Ended   Three Months Ended    Nine Months Ended
                                   September 30, 1998   September 30, 1998   September 30, 1997   September 30, 1997
                                   -------------------  -------------------  -------------------  -------------------
INVESTMENT ACTIVITY
Property rentals                           $  818,051          $ 2,470,616           $1,374,798          $ 4,148,923
Property operating expenses                  (353,870)          (1,056,101)            (514,165)          (1,572,417)
Depreciation and amortization                (156,619)            (465,430)            (255,286)            (760,523)
                                           ----------          -----------           ----------          -----------
                                              307,562              949,085              605,347            1,815,983

Joint venture earnings                        421,516            1,148,145              424,978            1,087,706
Amortization                                   (1,327)              (3,981)              (1,327)              (3,981)
                                           ----------          -----------           ----------          -----------
   Total real estate operations               727,751            2,093,249            1,028,998            2,899,708

Gain on sale of Property                    3,756,918            3,756,918                   --                   --
                                           ----------          -----------           ----------          -----------
   Total real estate activity               4,484,669            5,850,167            1,028,998            2,899,708

Interest on cash equivalents
  and short term investments                   99,913              274,662               94,880              276,071
                                           ----------          -----------           ----------          -----------
   Total investment activity                4,584,582            6,124,829            1,123,878            3,175,779
                                           ----------          -----------           ----------          -----------

Portfolio Expenses
Management fee                                132,294              269,143               90,915              272,749
General and administrative                     74,594              245,817               77,865              254,217
                                           ----------          -----------           ----------          -----------
                                              206,888              514,960              168,780              526,966
                                           ----------          -----------           ----------          -----------
Net Income                                 $4,377,694          $ 5,609,869           $  955,098          $ 2,648,813
                                           ==========          ===========           ==========          ===========

Net income per limited partnership
  unit                                        $ 45.62              $ 58.46              $  9.95              $ 27.60
                                           ==========          ===========           ==========          ===========

Cash distributions per
  limited partnership unit                    $  7.21              $ 22.82              $  9.58              $ 31.02
                                           ==========          ===========           ==========          ===========

Number of limited partnership
  units outstanding during the period          94,997               94,997               94,997               94,997
                                           ==========          ===========           ==========          ===========

           (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL (Deficit)
(Unaudited)

                    Three Months Ended            Nine Months Ended              Three Months Ended            Nine Months Ended
                    September 30, 1998            September 30, 1998             September 30, 1997            September 30, 1997
                 -----------------------       -----------------------        -----------------------       -----------------------
                  General        Limited        General        Limited         General        Limited        General        Limited
                 Partners       Partners       Partners       Partners        Partners       Partners       Partners       Partners
                 --------       --------       --------       --------        --------       --------       --------       --------
Balance at
beginning of
period           $(69,984)   $33,331,839       $(67,328)   $33,594,888       $(164,117)   $47,002,035      $(160,481)   $47,361,993

Cash
distributions      (6,918)      (684,928)       (21,896)    (2,167,830)         (9,193)      (910,071)       (29,766)    (2,946,807)


Net income         43,777      4,333,917         56,099      5,553,770           9,551        945,547         26,488      2,622,325
                 --------    -----------       --------    -----------       ---------    -----------      ---------    -----------
Balance at
end of period    $(33,125)   $36,980,828       $(33,125)   $36,980,828       $(163,759)   $47,037,511      $(163,759)   $47,037,511
                 ========    ===========       -=======    ===========       =========    ===========      =========    ===========

           (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                     Nine Months Ended September 30,
                                                     --------------------------------
                                                           1998          1997
                                                     --------------------------------
Net cash provided by operating activities            $ 2,263,754          $ 2,979,988
                                                     -----------          -----------

Cash flows from investing activities:
    Net proceeds from sale of investment               9,433,100                   --
    Deferred Disposition fee                             297,000                   --
    Payment of note payable to venture partner                --              (64,000)
    Loan repayment by joint venture partner              136,437                   --
    Investment in property                               (64,811)            (213,778)
    Decrease in short-term investments, net            2,838,711              339,085
                                                     -----------          -----------
            Net cash provided by
            investing activities                      12,640,437               61,307
                                                     -----------          -----------
Cash flows from financing activity:
    Distributions to partners                         (2,189,726)          (2,976,573)
                                                     -----------          -----------
            Net increase in
            cash and cash equivalents                 12,714,465               64,722
Cash and cash equivalents:
    Beginning of period                                4,017,473            5,045,964
                                                     -----------          -----------
    End of period                                     16,731,938            5,110,686
                                                     ===========          ===========

           (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1998 and December 31, 1997 and the results of its operations, its cash flows and partners' capital (deficit) for the three and nine months ended September 30, 1998 and 1997. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1997 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

     New England Life Pension Properties IV; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other organizations intended to be exempt from federal income tax. The Partnership commenced operations in May 1986 and acquired the three real estate investments it currently owns prior to the end of 1987. It intends to dispose of the investments within twelve years of their acquisition, and then liquidate; however, the managing general partner could extend the investment period if it is considered to be in the best interest of the limited partners. The Partnership has engaged AEW Real Estate Advisors, Inc. (the "Advisor") to provide asset management services.

NOTE 2 - REAL ESTATE JOINT VENTURES
-----------------------------------

     Ownership of the Columbia Gateway Corporate Park joint venture has been restructured to give the Partnership and its affiliate full control over the business of the joint venture effective January 1, 1998.

     The following summarized financial information is presented in the aggregate for the Partnership's joint ventures.

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

                             Assets and Liabilities
                             ----------------------

                                     September 30, 1998  December 31, 1997
                                     ------------------  -----------------
Assets

     Real property, at cost less
         accumulated depreciation
         of $2,594,332 and
         $2,321,074, respectively           $19,984,213        $19,858,721
     Other                                      856,613            958,432
                                            -----------        -----------
                                             20,840,826         20,817,153

Liabilities                                     431,597            240,284
                                            -----------        -----------

Net Assets                                  $20,409,229        $20,576,869
                                            ===========        ===========

                             Results of Operations

                                            Nine Months ended September 30,
                                            -------------------------------
                                                 1998               1997
                                                 ----               ----
Revenue
     Rental income                          $ 2,179,072        $ 2,100,155
     Other income                                16,652             11,217
                                            -----------        -----------
                                              2,195,724          2,111,372
                                            -----------        -----------
Expenses
     Operating expenses                         461,612            441,071
     Depreciation and amortization              280,977            280,977
                                            -----------        -----------
                                                742,589            722,048
                                            -----------        -----------

Net income                                  $ 1,453,135        $ 1,389,324
                                            ===========        ===========

     Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to one joint venture) its affiliate on behalf of their various financing arrangements with the joint ventures.

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

NOTE 3 - PROPERTY
-----------------

     Effective April 1, 1996, the Reflections joint venture was restructured whereby the Partnership's venture partner became an indirect limited partner. Accordingly, the investment has been accounted for as a wholly-owned property since that date. The carrying value of the joint venture investment at conversion was allocated to land, building and improvements and other net operating assets.

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

     In early November, 1998, a Purchase and Sale agreement was executed by the Partnership to sell the Reflections investment. Although there can be no assurance that this sale will occur, it is expected to be concluded during the fourth quarter of 1998. This investment has been classified as Property Held for Disposition at September 30, 1998.

     Effective January 1, 1996, the Metro Business Center joint venture agreement was amended to grant the Partnership full control over management decisions, beginning July 1, 1996. The investment has been accounted for as a wholly-owned property since July 1, 1996. The carrying value of the joint venture investment at conversion was allocated to land, buildings and improvements, and other net operating assets. Effective December 30, 1996, the property owned by the joint venture was distributed to the venture partners as tenants-in-common. The Partnership, however, retained its overall decision-making authority.

     On February 28, 1998, the Partnership executed a purchase and sale agreement to purchase the tenancy-in-common interest of its former joint venture partner (the "Developer") with regards to Metro Business Center. The Partnership finalized the acquisition on July 17, 1998. The purchase price was $7,113,255 and was paid by the Partnership as follows: (i) A portion of the purchase price was paid through the discharge of all outstanding amounts, including but not limited to accrued but unpaid interest, owed by the Developer to the Partnership under the loan made by the Partnership to the Developer in
connection with the original acquisition of the property and   (ii) the
Partnership paid the remainder of the purchase price in cash. The cash payment was $2,210.

     On September 23, 1998, the Metro Business Center in Phoenix Arizona was sold to an institutional buyer which is unaffiliated with the Partnership. The gross sale price was $9,900,000. The Partnership received net proceeds totaling $9,730,100, after closing costs and recognized a gain of $3,756,918 ($39.15 per limited partnership unit). A disposition fee of $297,000 was accrued but not paid to the Advisor. On October 29, 1998, the Partnership

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

made a capital distribution of $9,689,694 ($102 per limited partnership unit) from the proceeds of the sale.

     The following is a summary of the Partnership's wholly-owned investments (one in 1998 and two in 1997):

                                       September 30,1998    December 31, 1997
                                       -----------------    ------------------
     Land                                $        -             $ 3,451,272
     Buildings and improvements
       and other capitalized costs                -              12,648,418
     Accumulated depreciation and
       amortization                               -                (886,418)
     Net operating liabilities                    -                 (74,125)
     Property, held for disposition       9,328,061                       -
                                         ----------             -----------
                                         $9,328,061             $15,139,147
                                         ==========             ===========


NOTE 4 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended September 30, 1998 were made on October 29, 1998 in the aggregate amount of $754,219 ($7.86 per limited partnership unit). In addition, a special operating distribution was made on October 29, 1998 funded from excess operating cash flow and reserves totaling $583,416 ($6.08 per limited partnership unit). As discussed above, the Partnership made a capital distribution of $9,689,694 ($102 per limited partnership unit) from the proceeds of the Metro Business Center sale.

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of units of limited partnership interest in December, 1986. A total of 94,997 units were sold. The Partnership received proceeds of $85,677,259, net of selling commissions and other offering costs, which have been invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. The Partnership made nine real estate investments. Six investments have been sold; one each in 1988, 1993, 1994, 1996, 1997 and 1998. As a result of the sales, capital of $45,218,572 ($476 per limited partnership unit) has been returned to the limited partners through September 30, 1998.

     On September 23, 1998 the Metro Business Center, in Phoenix, Arizona was sold to an institutional buyer which is unaffiliated with the Partnership. The gross sale price was $9,900,000. The Partnership received net proceeds totaling $9,730,100, after closing costs and recognized a gain of $3,756,918 ($39.15 per limited partnership unit). A disposition fee of $297,000 was accrued but not paid to the Advisor. On October 29, 1998, the Partnership made a capital distribution of $9,689,694 ($102 per limited partnership unit) from the proceeds of the sale.

     At September 30, 1998, the Partnership had $16,731,938 in cash and cash equivalents, of which $11,027,329 was used for cash distributions to partners on October 29, 1998; the remainder will primarily be used for working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and invested cash and cash equivalents. Distributions of cash from operations for the first and second quarters of 1998 were made at the annualized rate of 5.5% on the adjusted capital contribution. Distributions of cash for the third quarter of 1998 were made at the annualized rate of 6% on the adjusted capital contribution. Distributions of cash from operations relating to the first, second and third quarters of 1997 were made at the annualized rate of 5% on the adjusted capital contribution. The distribution rate was lower in 1997 in anticipation of cash requirements related to lease rollovers.

     The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to the estimated fair market value. The fair market value of such investments is further reduced by the estimated cost

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At September 30, 1998, appraised values exceeded the related carrying values by an aggregate of approximately $5,400,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

     The Year 2000 Issue is a result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business operations.

     The Partnership relies on AEW Capital Management L.P. ("AEW Capital Management"), the parent of AEW Real Estate Advisors, Inc., to generate financial information and to provide other services which are dependent on the use of computers. The Partnership has obtained assurances from AEW Capital Management that:


 .    AEW Capital Management has developed a Year 2000 Plan (the "Plan")
     consisting of five phases: inventory, assessment, testing, remediation/repair and certification.

 .    As of September 30, 1998, AEW Capital Management had completed the inventory and assessment phases of this Plan and had commenced the testing and remediation/repair of internal systems.

 .    AEW Capital Management expects to conclude the internal testing, remediation/repair and certifications of its Plan no later than December 31, 1998.


     The Partnership also relies on joint venture partners and/or property managers to supply financial and other data with respect to its real properties. The Partnership is in the process of surveying these third party providers and assessing their compliance with Year 2000 requirements. To date, the Partnership is not aware of any problems that would materially impact its results of operations, liquidity or capital resources. However, the Partnership has not yet obtained written assurances that these providers would be Year 2000 compliant.

     The Partnership currently does not have a contingency plan in the event of a particular provider or system not being Year 2000 compliant. Such a plan will be developed if it becomes clear that a provider (including AEW Capital Management) is not going to achieve its scheduled compliance

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

objectives. The inability of one of these providers to complete its Year 2000 resolution process could materially impact the Partnership. In addition, the Partnership is also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions.

Results of Operations
---------------------

     At September 30, 1998, two of the investments in the portfolio are structured as joint ventures, one with a real estate development/management firm, and the other, with an affiliate of the Partnership. The Reflections Apartments is a wholly-owned property as was Metro Business Center.

Operating Factors

     Overall occupancy at Columbia Gateway Corporate Park was 100% during the third quarter of 1998, compared to 99% at September 30, 1997. Ownership of the Columbia Gateway Corporate Park joint venture has been restructured to give the Partnership and its affiliate full control over the business of the joint venture, effective January 1, 1998. One lease is due to expire in October, 1998 but an existing tenant has expressed an interest in exercising its right of first refusal and expand into this space upon the lease expiration in the fourth quarter.

     Occupancy at Reflections Apartments ended the third quarter of 1998 at 92%, up from 88% at September 30, 1997. Current rental rates are at the high end of the market range. In early November, 1998, a Purchase and Sale agreement was executed by the Partnership to sell the Reflections investment. Although there can be no assurance that this sale will occur, it is expected to be concluded during the fourth quarter of 1998.

     At the time of the sale, occupancy at Metro Business Center was at 100%, up from 92% at September 30, 1997. As discussed above, Metro Business Center was sold on September 23, 1998, and the Partnership recognized a gain of $3,756,918.

     Occupancy at Palms Business Center was 86% at September 30, 1997, This property was sold on October 24, 1997, and the Partnership recognized a gain of $10,482,458. At the time of sale, the property was 86% leased.

     Occupancy at 270 Technology Center was 100% at September 30, 1998 compared to 67% at September 30, 1997

Investment Activity

     For the three and nine months ended September 30, 1998, operating results from real estate operations were $727,751 and $2,093,249, respectively, compared to $1,028,998 and $2,899,708 for the comparable periods in 1997. The decreases of

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

$301,247 and $806,459 for the comparative three and nine month periods respectively, are primarily due to the sale of Rancho Road in October, 1997, partially offset by increases in operating performance by Reflections and Metro Business Center as a result of higher occupancy and market rates.

     Interest on cash equivalents and short-term investments for the three and nine months ended September 30, 1998, was $99,913 and $274,662, respectively, compared to $94,880 and $276,071 for the comparable periods in 1997. Interest remained relatively unchanged for both comparable periods.

     The decrease in operating cash flow of approximately $716,000 between the first nine months of 1997 and 1998 is primarily due to the sale of Rancho Road in October, 1997 consistent with the decrease in operations, discussed above.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

     For the three and nine months ended September 30, 1998, management fees were $132,294 and $269,143, respectively, compared to $90,915 and $272,749 for the comparable periods in 1997. The increase in management fees for the respective three month periods is due to a special operating distribution for the three months ended September 30, 1998. Management fees for the respective nine month periods remained relatively unchanged.

     General and administrative expenses for the three and nine months ended September 30, 1998 were $74,594 and $245,817, respectively, compared to $77,865 and $254,217 for the comparable periods in 1997. Expenses remained relatively unchanged for both comparable periods.

                    NEW ENGLAND LIFE PENSION PROPERTIES IV;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 1998

                                    PART II

                               OTHER INFORMATION
                              -------------------


     Items 1-5.  Not applicable.

     Item 6.     Exhibits and Reports on Form 8-K

                  a.    Exhibits:   (27) Financial Data Schedule

                  b. Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended September 30, 1998.

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


                              NEW ENGLAND LIFE PENSION PROPERTIES IV;
                              A REAL ESTATE LIMITED PARTNERSHIP
                              (Registrant)



November 13, 1998
                              /s/ J. Christopher Meyer III
                              -------------------------------
                                J. Christopher Meyer III
                                President, Chief Executive Officer
                                and Director of the Managing General Partner, Fourth Copley Corp.



November 13, 1998
                             /s/ Karin J. Lagerlund
                             --------------------------------
                               Karin J. Lagerlund
                               Principal Financial and Accounting
                               Officer of Managing General Partner,
                               Fourth Copley Corp.