Form 10-K405
period 1998-12-31
NEW ENGLAND LIFE PENSION PROPERTIES IV
filed 1999-03-30
CIK 779742

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               _________________

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998
                          Commission File No. 0-15429

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

          As of December 31, 1998, the Partnership had investments in the three real properties described in A., D. and E. below. In December 1988, the Partnership sold another one of its investments and received sale proceeds of $10,577,476 which were substantially reinvested. Five other investments have been sold. One investment in Atlanta, Georgia was sold on August 6, 1993, resulting in sale proceeds of $7,917,000. Capital was distributed to the Limited Partners in October 1993, in the amount of $82 per Unit . A second investment in Rancho Cucamonga, California was sold on December 30, 1994, resulting in sale proceeds of $5,261,275. On January 26, 1995, capital of $5,224,835 ($55 per
Unit) was distributed to the Limited Partners. A third investment located in Decatur, Georgia was sold on October 10, 1996, resulting in sale proceeds of $9,333,325. On October 24, 1996, capital of $9,214,709 ($97 per unit) was distributed to the Limited Partners. A fourth investment located in Las Vegas, Nevada was sold on October 24, 1997, resulting in sale proceeds of $22,983,007. On November 25, 1997, the Partnership made a capital distribution of $22,989,274 ($242 per limited partnership unit) from the proceeds of the sale and prior sales proceeds previously held in reserves. Finally, a fifth investment located in Phoenix, Arizona was sold on September 23, 1998, resulting in net sale proceeds of $9,680,132. On October 29, 1998, the Partnership made a capital distribution of $9,689,694 ($102 per limited partnership unit) from the proceeds of the sale and prior sales proceeds previously held in reserves.

          The Partnership has no current plan to renovate, improve or further develop any of its real property. In the opinion of the Managing General Partner of the Partnership, the properties are adequately covered by insurance. The Partnership has no employees. Services are performed for the Partnership by the Managing General Partner and affiliates of the Managing General Partner.

          A.   Apartment Complex in Fort Myers, Florida (" Reflections").
               ----------------------------------------------------------

          On August 1, 1986, the Partnership acquired a 60% interest in Lee Partners (the "Joint Venture"), a joint venture formed with Lee-Oxford Limited Partnership, a Maryland limited partnership ("Lee-Oxford"). As of December 31, 1998, the Partnership had contributed $8,190,145 to the capital of the Joint Venture out of a maximum commitment of $8,685,000. The joint venture agreement entitles the Partnership to receive 60% of all cash flow from operations, refinancing proceeds and net sale proceeds.

          The Partnership also committed to make a loan for investment in the joint venture of up to $5,790,000 to Lee-Oxford, of which $5,460,097 had been funded as of December 31, 1998. Interest only on the loan is payable monthly at the rate of 10.5% per annum. The entire outstanding principal balance of the loan matures in December, 1999 or will be due on the sale of all or substantially all of the assets of the Joint Venture or the sale of Lee-Oxford's interest in the Joint Venture. Lee-Oxford must apply any cash flow received from operations of the Joint Venture to interest payments on the loan and must apply proceeds of financings or sales received from the Joint Venture to payment of the interest on and principal of the loan. The Partnership agreed, effective January 1, 1988, that to the extent that Lee-Oxford's 40% share of the cash flow is not sufficient to pay interest currently due, interest due on the loan would accrue and compound at a rate of 10.5% per annum. The Partnership agreed, effective May 1, 1992, to extend the maturity date of the loan from August, 1996 to December, 1999, and the borrower agreed to pay interest, currently, at a minimum of 7% with the remainder accruing at 10.5% per annum compounded monthly. The loan was secured by Lee-Oxford's interest in the Joint Venture and by a guarantee of Oxford Development Corporation, an affiliate of Lee-Oxford.

          The joint venture was restructured in the second quarter of 1996, whereby Lee-Oxford became an indirect limited partner. The Partnership thereby obtained control over management and operating decisions. The ownership restructuring was accomplished with the establishment of a new partnership entity in which the Partnership is the general partner and Lee-Oxford is the limited partner. The new entity holds a 42% interest in the Joint Venture, representing all of Lee-Oxford's prior direct ownership interest and 2% of the Partnership's prior direct interest. The Partnership also agreed to release the guarantee from Oxford Development Corporation upon payment to the Partnership of a total of $650,000 of which the final payment of $136,437 was paid during the first quarter of 1998.

          The joint venture owns approximately 12.63 acres of land located in Fort Myers, Florida and has constructed a 282-unit apartment complex, consisting of 12 2- and 3-story buildings, thereon. The complex was approximately 94% occupied as of December 31, 1998.

          On August 21, 1998 the Partnership sold a parcel of land to the City of Fort Myers. The Partnership received net proceeds totaling $67,881 and recognized a gain of $35,591.

          B. Office/Industrial Buildings in Phoenix, Arizona ("Metro Business Center").

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

          The Partnership also committed to make a loan for investment in the joint venture of up to $3,988,000 to the Developer, of which $3,534,796 had been funded as of December 31, 1997. Interest only on the loan was payable monthly at the rate of 10.5% per annum. The loan had a ten-year term and was not prepayable. The Developer was required to apply any cash flow received from operations of the joint venture to interest payments on the loan and to apply proceeds of refinancings or sales received from the joint venture to payments of interest on and principal of the loan. The loan was secured by the borrower's interest in the joint venture.

          The joint venture agreement entitled the Partnership to receive 80% of net cash flow, refinancing proceeds and sale proceeds once the loan and accrued interest were repaid in full.

          On January 1, 1996 a letter agreement was executed which modified certain terms of the Joint Venture Agreement. The letter agreement, which constituted an amendment to the Joint Venture Agreement, granted the Partnership full control over management decisions. The Partnership's control over any decision to sell the property, however, became effective on July 1, 1996.

          Effective December 30, 1996, the property owned by the joint venture was distributed to the venture partners as tenants-in-common. The Partnership, however, retained its overall decision-making authority. The property interest distributed to the Developer was encumbered by the aforementioned loan. The note was amended to mature on February 1, 1997 and was secured by a recorded deed-of-trust. The note was subsequently amended to mature on March 31, 1998. In connection with the transaction, the Partnership obtained the option to purchase the tenancy-in-common interest of the Hewson affiliate at its fair market value beginning February 1, 1997.

          On February 28, 1998, the Partnership executed a purchase and sale agreement to purchase the tenancy-in-common interest of the Developer. The Partnership finalized the acquisition on July 17, 1998. The purchase price was $7,113,255 and was paid by the Partnership as follows: (i) A portion of the purchase price was paid through the discharge of all outstanding amounts, including but not limited to accrued but unpaid interest, owed by the Developer to the Partnership under the loan made by the Partnership to the Developer in
connection with the original acquisition of the property and   (ii) the
Partnership paid the remainder of the purchase price in cash in the amount of $2,210.

          On September 23, 1998, the Partnership sold the Metro Business Center. The Partnership received net proceeds totaling $9,680,132. On October 29, 1998, the Partnership made a capital distribution of $9,689,694 ($102 per limited partnership unit) from the proceeds of the sale.

     C.   Office, Industrial and Retail Buildings in Las Vegas, Nevada ("Palms
          --------------------------------------------------------------------
Business Center").
-----------------

     On December 29, 1986, the Partnership acquired a 60% interest in Rancho Road Associates, a joint venture formed with an affiliate of Commerce Centre Partners. In the first quarter of 1990, the Partnership committed to increase its maximum commitment from $13,400,000 to $15,300,000. On October 2, 1991, the Partnership committed to increase its maximum commitment from $15,300,000 to $15,840,000. As of the date of sale, discussed below, the Partnership had contributed all of its commitment of capital to the joint venture. The additional funds were used to pay for higher than anticipated tenant finish costs and the costs of re-leasing the space vacated by tenants when leases expired. The joint venture agreement entitled the Partnership to receive a preferred cumulative compounded return of 11% per annum on its capital contribution, of which 9.5% per annum was due currently and up to 1.5% per annum could be accrued if sufficient cash was not available therefor. The entire unpaid accrued preferred return was due and payable at the end of the tenth year of the joint venture's operations. The joint venture agreement also entitled the Partnership to receive 60% of net cash flow and 60% of sale and refinancing proceeds following the return of the Partnership's equity capital.

     As of January 1, 1995, the joint venture agreement was amended and restated granting the Partnership control over management and operating decisions. Additionally, the venture partner become entitled to receive 40% of the excess cash flow above a specified level until its cash investment of $360,000 was repaid in full, after which the Partnership would become entitled to all cash flow. Unpaid preferred returns of $2,936,919 were added to the Partnership's capital account. Future preferred return payments were to be made monthly in the amount of $121,125. to the extent operating revenues or extraordinary cash flows were available. To the extent such payments could not be made from such sources when due, payments could accrue at a rate of 9.5% per annum, compounded monthly, until paid.

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

     As of April 20, 1989, the joint venture agreement was amended and restated reflecting an increase in the Partnership's interest in the joint venture to 34.75% and a decrease in the Affiliate's interest in the joint venture to 15.25%. In addition, the amended and restated joint venture agreement increased the Partnership's maximum commitment to contribute capital to the joint venture and reallocated the capital contributed to the joint venture between the Partnership and the Affiliate. As of December 31, 1998, the Partnership had contributed $14,086,147 to the capital of the joint venture out of a maximum commitment of $14,598,000.

     The joint venture agreement entitles the Partnership and the Affiliate to receive a preferred return on the their respective invested capital at the rate of 10.5% per annum. Such preferred return will be payable currently until the Partnership and the Affiliate have received an aggregate of $8,865,000; thereafter, if sufficient cash flow is not available therefor, the preferred return will accrue and bear interest at the rate of 10.5% per annum, compounded monthly. The joint venture agreement also entitles the Partnership to receive 34.75% of cash flow following payment of the preferred return and 34.75% of the net proceeds of sales and refinancings following return of the Partnership's and the Affiliate's equity. Ownership of the joint venture has been restructured whereby the Partnership and the Affiliate obtained full control over the business of the joint venture. The restructuring was effective January 1, 1998.

     The joint venture owns approximately 20.85 acres of land in the Columbia Gateway Corporate Park in Columbia, Maryland. The intended development plan for this land was for a two-stage development of seven office and research and development buildings. The first phase of this development was completed by 1992 and included the construction of four, one-story buildings containing 142,545 square feet. The second phase of this development commenced in the spring of 1994 in which a building totaling 46,000 square feet was constructed and leased to a single tenant for a term of ten years. As of December 31, 1998, the project was 100% leased.



     E.   Office/Research and Development Buildings in Frederick, Maryland ("270
          ----------------------------------------------------------------------
Technology Center").
-------------------

     On December 22, 1987, the Partnership acquired a 50% interest in a joint venture formed with MORF Associates VI Limited Partnership. As of December 31, 1998, the Partnership had contributed $4,857,000 to the capital of the joint venture out of a maximum commitment of $5,150,000. The joint venture agreement entitles the Partnership to receive a preferred return on its invested capital at the rate of 10% per annum. Such preferred return was payable currently through September 30, 1988; presently, and until the termination of the joint venture's operations, to the extent that sufficient cash flow is not available therefor, the preferred return will accrue and bear interest at the rate of 10% per annum, compounded monthly. The joint venture agreement entitles the Partnership to receive 50% of the net proceeds of sales and financings after return of its equity and preferred return.

     As of July 3, 1990, the joint venture sold approximately 3.9 acres of land to an unrelated third party. In return, the joint venture received approximately $500,000 and a parcel of land consisting of approximately .4 acres. The joint venture currently owns approximately 8 acres of land in the 270 Technology Center in Frederick, Maryland, together with two one-story research and development/office buildings, containing approximately 73,360 square feet of space, located thereon. As of December 31, 1998, the buildings were approximately 100% leased.

Item 2.  Properties.
         ----------

          The following table sets forth the annual realty taxes for the Partnership's properties and information regarding tenants who occupy 10% or more of gross leasable area (GLA) in the Partnership's properties.


                                                            NUMBER
                                                              OF                                  ANNUAL
                                           ESTIMATED       TENANTS                               CONTRACT
                                              1998         WITH 10%     NAME(S)   SQUARE FEET    RENT PER
                                          REALTY TAXES    OR MORE OF       OF         OF          SQUARE      LEASE
                  PROPERTY                                   GLA       TENANT(S)  EACH TENANT      FOOT     EXPIRATION
----------------------------------------------------------------------------------------------------------------------------
Apartment Complex in Fort Myers, FL         $183,618          N/A           N/A        N/A           N/A        N/A

Office/R&D Buildings in Columbia, MD        $211,966           4          Wiltel      27,480        $13.19  November, 2007

                                                                         Columbia     45,951        $11.07    August, 2004
                                                                         National
                                                                         EVI, Inc.    38,225        $12.01  February, 2006
                                                                           Avnet      21,991        $ 9.97   October, 1999

Office/R&D Buildings in Frederick, MD       $ 57,455           4        Great West    16,143        $12.79  February, 2002
                                                                       Life Annuity
                                                                       Stulz Americ    9,933        $ 7.44  December, 1999
                                                                          Science     10,996        $13.40    August, 1999
                                                                       Applications
                                                                          Bechtel     22,059        $ 10.5     April, 2001
----------------------------------------------------------------------------------------------------------------------------
                                               RENEWAL        LINE OF BUSINESS
                  PROPERTY                     OPTIONS        OF PRINCIPAL TENANTS
-----------------------------------------------------------------------------------------
Apartment Complex in Fort Myers, FL              N/A                N/A

Office/R&D Buildings in Columbia, MD        Two for 5 Years    Telecommunications
                                            Two for 5 Years    Home Mortgages

                                            One for 5 Years    Environmental/Testing
                                            One for 5 Years    Telecommunications

Office/R&D Buildings in Frederick, MD            None                Insurance

                                                 None           HVAC Manufacturing
                                                 None               Technology

                                                 None               Engineering
-----------------------------------------------------------------------------------------

          The following table sets forth for each of the last five years the gross leasable area, occupancy rates, rental revenue and net effective rent for the Partnership's properties:

-----------------------------------------------------------------------------------------------------------
                                                                                                   NET
                                                                                  RENTAL        EFFECTIVE
                                              GROSS LEASABLE      YEAR-END        REVENUE         RENT
                 PROPERTY                          AREA          OCCUPANCY      RECOGNIZED     ($/SF/YR)*
-----------------------------------------------------------------------------------------------------------
Apartment Complex in Fort Myers, FL
-----------------------------------
                   1994                            250,810           96%        $1,817,688        $ 7.51
                   1995                            250,810           96%        $1,867,298        $ 7.84
                   1996                            250,810           88%        $1,787,247        $ 7.75
                   1997                            250,810           92%        $1,822,350        $ 7.26
                   1998                            250,810           94%        $1,923,111        $ 8.16
Office/R&D Buildings in Columbia, MD
------------------------------------
                   1994                            188,649           92%        $1,496,175        $ 9.61
                   1995                            188,649           92%        $1,870,329        $10.78
                   1996                            188,649           94%        $1,941,458        $11.13
                   1997                            188,649           98%        $1,953,704        $10.82
                   1998                            188,649          100%        $2,312,692        $12.26
Office/R&D Buildings in Frederick, MD
-------------------------------------
                   1994                             73,360          100%        $  617,457        $10.20
                   1995                             73,360           98%        $  762,212        $10.66
                   1996                             73,360           89%        $  769,262        $11.43
                   1997                             73,360           70%        $  728,065        $11.99
                   1998                             73,360          100%        $  827,808        $12.20
-----------------------------------------------------------------------------------------------------------

* Net Effective Rent calculation is based on average occupancy during the respective year.

          Following is a schedule of lease expirations for each of the next ten years for the Partnership's properties based on the annual contract rent in effect at December 31, 1998:

-------------------------------------------------------------------------------------------
                                  TENANT AGING REPORT
                                                                            PERCENTAGE
                                                                TOTAL           OF
                                    # OF          TOTAL         ANNUAL        GROSS
                                    LEASE         SQUARE       CONTRACT       ANNUAL
           PROPERTY              EXPIRATIONS       FEET          RENT         RENTAL
-------------------------------------------------------------------------------------------
Apartment Complex in Fort Myers, FL
-----------------------------------

             1999                    N/A           N/A           N/A           N/A
             2000                    N/A           N/A           N/A           N/A
             2001                    N/A           N/A           N/A           N/A
             2002                    N/A           N/A           N/A           N/A
             2003                    N/A           N/A           N/A           N/A
             2004                    N/A           N/A           N/A           N/A
             2005                    N/A           N/A           N/A           N/A
             2006                    N/A           N/A           N/A           N/A
             2007                    N/A           N/A           N/A           N/A
             2008                    N/A           N/A           N/A           N/A
  Office/R&D Buildings in Columbia, MD
--------------------------------------

             1999                     2          32,570      $387,685          15%
             2000                     1          14,825      $180,611           8%
             2001                     0               0      $      0           0%
             2002                     2          14,787      $214,003          10%
             2003                     0               0      $      0           0%
             2004                     2          60,932      $711,192          31%
             2005                     0               0      $      0           0%
             2006                     1          38,225      $459,023          20%
             2007                     1          27,480      $362,598          16%
             2008                     0               0      $      0           0%
-------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
  Office/R&D Buildings in Frederick, MD
  -------------------------------------
             1999                           2       20,929       $221,482          32%
             2000                           0            0       $      0           0%
             2001                           1       22,059       $231,620          33%
             2002                           2       20,199       $247,353          35%
             2003                           0            0       $      0           0%
             2004                           0            0       $      0           0%
             2005                           0            0       $      0           0%
             2006                           0            0       $      0           0%
             2007                           0            0       $      0           0%
             2008                           0            0       $      0           0%
----------------------------------------------------------------------------------------------------

Note: N/A denotes that the disclosure is not applicable based on the nature of the property.

     The following table sets forth for each of the Partnership's properties the: (i) federal tax basis, (ii) rate of depreciation, (iii) method of depreciation, (iv) life claimed, and (v) accumulated depreciation, with respect to each property or component thereof for purposes of depreciation:

-------------------------------------------------------------------------------------------------------------------------

                                                                               Rate of               Life    Accumulated
                     Entity / Property                         Tax Basis    Depreciation   Method  in years  Depreciation
-------------------------------------------------------------------------------------------------------------------------

Industrial Buildings, Phoenix, AZ
------------------------------------------------------------
Building & Improvements                                        $ 4,032,589        3.18%      SL      31.5      $1,376,096
Building Improvements                                              329,439        2.56%      SL        39          16,466
                                                               -----------                                     ----------
Total Depreciable Assets                                       $ 4,362,028                                     $1,392,562

Apartment Complex, Fort Myers, FL
------------------------------------------------------------
Building                                                       $ 9,155,671        3.64%      SL      27.5      $3,150,057
                                                               -----------                                     ----------
Total Depreciable Assets                                       $ 9,155,671                                     $3,150,057

Office/Research and Development Buildings, Columbia, MD
------------------------------------------------------------
Building                                                       $ 7,829,962        3.18%      SL      31.5      $2,194,102
Land Improvements                                                3,955,863        2.56%      SL        39         101,347
Land Improvements                                                   94,022         N/A     150%DB      15          44,621
                                                               -----------                                     ----------
Total Depreciable Assets                                       $11,879,847                                     $2,340,070


Total Depreciable Assets                                       $25,397,546                                     $6,882,689
                                                               ===========                                     ==========

-------------------------------------------------------------------------------------------------------------------------

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

Apartment Complex in Fort Myers, Florida
----------------------------------------

Reflections Apartments is located in the city of Fort Myers in Lee County, which has a population of approximately 375,000. While Fort Myers contains only 45,000 of the total Lee County population, it is the area's business and government center. There are approximately 8,724 apartment units in 42 properties in the Fort Myers market. During 1998, approximately 760 new "luxury" units were added to existing supply. There is uncertainly whether the market can support such growth. Approximate year-end 1998 occupancy for apartments in this market was 95%, and rents grew at approximately 3% over 1997. In 1998, market rents averaged $628 per unit for one-bedroom units, $681 per unit for two-bedroom units and $934 per unit for three-bedroom units.

Office/R&D Buildings in Columbia, MD
------------------------------------

The property is located within the Howard County R&D submarket. Employment in Howard County increased approximately 6.9% over 1997. Due to the limited availability of space in the marketplace, tenants are moving from Washington, DC to the Baltimore suburbs in search of space that will accommodate their future growth needs.. The Columbia flex submarket contains approximately seven million square feet of space and had 4.9% vacancy at year-end 1998. Approximately 110,000 square feet of new R&D product came on the Columbia market during the year. Rents for the Columbia flex market ranged between $9.50 and $11.00 per square foot during 1998.

R&D/Office Buildings in Frederick, MD
-------------------------------------

The property is located in the Frederick County office/flex and light industrial market. The I-270 Technology Corridor, which is comprised of the Rockville, North Rockville/Shady Grove, Gaithersburg, Germantown and Frederick submarkets, contains approximately 25 million square feet of office and flex space. During 1998, an increase in development (speculative as well as build-to-suit) was observed along the I-270 Corridor. The Frederick R&D/office submarket contained approximately five million square feet of space and had a vacancy rate of approximately 6% at year-end 1998. Recent Frederick submarket rents range from $9.00 to $10.75 per square foot for R&D and $10.00 to $13.00 per square foot for office. These rates represent a slight increase over rents at year-end 1997. Several R&D/Flex buildings, totaling approximately 175,000 square feet of space, were added to the Frederick submarket in 1998.

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

         As of December 31, 1998, there were 16,656 holders of Units.

         The Partnership's Amended and Restated Agreement of Limited Partnership dated May 29, 1986, as amended to date (the "Partnership Agreement"), requires that any Distributable Cash (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Distributable Cash. For the year ended December 31, 1998, cash distributions paid in 1998 or distributed after year end with respect to 1998 to the Limited Partners as a group totaled $13,030,738, including $9,689,694 ($102 per Limited Partnership Unit) from the proceeds of a property sale. For the year ended December 31, 1997, cash distributions paid in 1997 or distributed after year end with respect to 1997 to the Limited Partners as a group totaled $26,517,463, including $22,989,274 ($242 per Limited Partnership Unit) from the proceeds of a property sale and proceeds from reserves established from the proceeds of previous sales.

         Cash distributions exceeded net income in 1998 and 1997 and, therefore, resulted in a reduction of partners' capital. Reference is made to the Partnership's Statement of Partner's Capital (Deficit) and Statement of Cash Flows in Item 8 hereof.

Item 6.  Selected Financial Data.
         -----------------------

                                     For Year           For Year            For Year       For Year      For Year
                                     Ended or           Ended or            Ended or       Ended or      Ended or
                                      as of :            as of :             as of :         as of :      as of :
                                    12/31/98(1)         12/31/97(2)        12/31/96(3)    12/31/95(4)   12/31/94(5)
                                    ------------        --------------     ------------   ------------  ------------
Revenues                            $  8,561,528        $  16,837,755      $  7,582,119   $  5,906,735  $  4,576,435

Net Income                          $  5,988,711        $  13,211,159      $  4,392,513   $  3,912,897  $  3,752,101

Net Income
per Unit of
Limited
Partnership
Interest                            $      62.41        $      137.68      $      45.78   $      40.78  $      39.10

Total Assets                        $ 30,706,031        $  37,925,503      $ 50,710,887   $ 59,991,655  $ 67,145,010

Total Cash
Distributions
per Unit of
Limited
Partnership
Interest,
including
amounts
distributed after
year end with
respect to such
year                                $     137.17        $      279.14      $     147.71   $      60.12  $     105.49

(1) Net income includes a gain on the sale of property of $3,742,541. Cash distributions include a return of capital of $102.00 per Limited Partnership Unit.

(2) Net income includes a gain on the sale of property of $10,482,458. Cash distributions include a return of capital of $242.00 per Limited Partnership Unit.

(3) Net income includes a gain on the sale of a joint venture investment of $1,055,591. Cash distributions include a return of capital of $97.00 per Limited Partnership Unit.

(4) Cash distributions include $8.09 per Limited Partnership Unit that is attributable to a discretionary reduction of cash reserves, which had been previously accumulated through operating activities.

(5) Net income includes a gain on the sale of a joint venture investment of $399,865. Cash distributions include a return of capital of $55.00 per Limited Partnership Unit.

ITEM 7
------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS
----------

LIQUIDITY AND CAPITAL RESOURCES

   The Partnership completed its offering of units of limited partnership interest in December, 1986. A total of 94,997 units were sold. The Partnership received proceeds of $85,677,259, net of selling commissions and other offering costs, which have been invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. The Partnership made nine real estate investments. Six investments have been sold; one each in 1988, 1993, 1994, 1996, 1997 and 1998. Capital of $54,908,266 ($578 per limited partnership unit) has been returned to the limited partners through December 31, 1998.

   On October 10, 1996, the Partnership sold its interest in the Decatur TownCenter II joint venture to its partner for $9,540,860. The Partnership received net sale proceeds of $9,333,325 and after closing costs recognized a gain of $1,055,591 ($11.00 per limited partnership unit). On October 24, 1996, the Partnership made a capital distribution of $97 per limited partnership unit ($9,214,709) from the proceeds of the sale. The adjusted capital contribution after this sale was $766.

   On October 24, 1997, the Palms Business Center property was sold to an institutional buyer which is unaffiliated with the Partnership for $23,200,000. The Partnership received net proceeds of $22,983,007, after closing costs and repayment of a loan from the venture partner. The Partnership recognized a gain of $10,482,458 ($109.24 per limited partnership unit). A disposition fee of $696,000 was accrued but not paid to AEW Real Estate Advisors Inc. ("AEW"). On November 25, 1997, the Partnership made a capital distribution of $22,989,274 ($242 per limited partnership unit) from the proceeds of the sale and prior sales proceeds held in reserves. This distribution reduced the adjusted capital contribution to $524 per limited partnership unit.

   On August 21, 1998, the Reflections joint venture sold a parcel of land to the City of Fort Myers. The Partnership received net proceeds totaling $67,881 and recognized a gain of $35,591.

   On September 23, 1998, the Metro Business Center in Phoenix Arizona was sold to an institutional buyer which is unaffiliated with the Partnership. The gross sale price was $9,900,000. The Partnership received net proceeds totaling $9,680,132, after closing costs and recognized a gain of $3,706,950 ($38.63 per limited partnership unit). A disposition fee of $297,000 was accrued but not paid to the AEW. On October 29, 1998, the Partnership made a capital distribution of $9,689,694 ($102 per limited partnership unit) from the proceeds of the sale and prior sales proceeds held in reserves. This distribution reduced the adjusted capital contribution to $422 per limited partnership unit.

   At December 31, 1998, the Partnership had $ 5,932,931 in cash and cash equivalents, of which $653,464 was used for cash distributions to partners on January 28, 1998; the remainder will primarily be used for working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and invested cash and cash equivalents. Distributions of cash from operations for the first and second quarters of 1998 were made at the annualized rate of 5.5% on the adjusted capital contribution. Distributions of cash for the third and fourth quarters of 1998 were made at the annualized rate of 6% on the weighted average adjusted capital contribution. Quarterly distributions of cash from operations relating to 1997 were made at the annualized rate of 5% on the weighted average adjusted capital contribution. The distribution rate was lower in 1997 in anticipation of cash requirements related to lease rollovers.

          The carrying value of real estate investments in the financial statements at December 31, 1998 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At December 31, 1998, the appraised values of each investment exceeded the related carrying values by an aggregate of approximately $6,100,000. The current appraised value of real estate investments has been estimated by the Managing General Partner and is generally based on a combination of traditional appraisal approaches performed by AEW and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

     Year 2000 Readiness Disclosure
     -----------------------------

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

     .    AEW Capital Management expects to conclude the internal testing, remediation/repair and certifications of its Plan no later than June 30, 1999.


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

     The Partnership currently does not have a contingency plan in the event of a particular provider or system not being Year 2000 compliant. Such a plan will be developed if it becomes clear that a provider (including AEW Capital Management) is not going to achieve its scheduled compliance objectives by June 30, 1999. The inability of one of these providers to complete its Year 2000 resolution process could materially impact the Partnership. In addition, the Partnership is also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. Given the nature of its operations, the Partnership will not incur any costs associated with Year 2000 compliance. All such costs are borned by AEW Capital Management and the property managers.

Results of Operations

Form of Real Estate Investments

     At December 31, 1998, two of the investments in the portfolio are structured as joint ventures with real estate development/management firms, and in one case, with an affiliate of the Partnership. The Palms Business Center (which was sold on October 24, 1997), Reflections Apartments and Metro Business Center investments were originally structured as joint ventures. However, effective January 1, 1995, April 1, 1996 and July 1, 1996, respectively, the Partnership was granted full control over management decisions and the investments have been accounted for as wholly-owned properties since those dates. As previously stated, the Metro Business Center was sold on September 23, 1998.

Operating Factors

       As previously discussed, the Palms Business Center was sold on October 24, 1997 and the Partnership recognized a gain of $10,482,458. At the time of the sale the Palms Business Center was 86% leased compared to 98% and 96% at December 31, 1996 and December 31, 1995, respectively.

       Overall occupancy at Columbia Gateway Corporate Park was 100% at December 31, 1998, up from 98% at December 31, 1997. Ownership of the Columbia Gateway Corporate Park joint venture has been restructured whereby the Partnership and its affiliate obtained full control over the business of the joint venture. The restructuring was effective January 1, 1998.

       Occupancy at Reflections Apartments at December 31, 1998 was 94% as it was at December 31, 1997. Current rental rates are at the high end of the market range. In the third quarter of 1998 a Purchase and Sale agreement was executed to sell the Reflections investment. At December 31, 1998 the Partnership and the potential buyer could not agree with the terms of the Purchase and Sale and the offer was withdrawn.

       Occupancy at Metro Business Center at December 31, 1997 was at 100%. As discussed above, Metro Business Center was sold on September 23, 1998 and the Partnership recognized a gain of $3,706,950. At the time of sale the property was 100% leased.

       Occupancy at 270 Technology Center was 100% at December 31, 1998, up from 70% at December 31, 1997.

Investment Activity

1998 Compared to 1997

       Interest on cash equivalents and short-term investments decreased by approximately $78,000 compared to 1997, primarily due to lower average investment balances as a result of sales in both 1998 and 1997.

       Total real estate operations were $2,509,656 and $2,925,862 for the twelve months ended December 31, 1998 and 1997, respectively. The decrease of $416,206, is primarily due to a decrease in operating income from wholly owned properties of $1,031,189 primarily due to the sale of Metro Business Center offset by an increase of $614,983 in joint venture earnings, primarily due to improved performance at Columbia Gateway Corporate Park and 270 Technology Park.

       The decrease in operating cash flow of approximately $972,000 between 1997 and 1998 is primarily due to the sale of Rancho Road in October, 1997 and a decrease in operating liabilities.

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

       Operating cash flow in 1997 decreased by approximately $1,400,000. Cash flow in 1996 included $250,000 received pursuant to a loan guarantee from one of the Partnership's joint venture partners, relating to previously accrued investment income. Exclusive of this item, operating cash flow decreased $1,149,739 between 1996 and 1997. The change primarily stems from the change in Partnership operating results discussed above, increases in working capital and the timing of cash distributions from joint ventures.

Portfolio Expenses

       The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the Managing General Partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

1998 Compared to 1997

       General and administrative expenses increased approximately $7,400 or 2%, primarily due to an increase in legal fees for 1998 which was the result of fees incurred with the potential sale of Reflections Apartments. Offsetting this is a reduction in investor servicing fees. Management fees decreased in 1998 compared to 1997 due to a decrease in distributable cash flow and a corresponding decrease in operating distributions to partners as a result the of sale of investments.

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

       Inflation

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

       The Partnership was not party to derivative financial instruments or derivative commodity instruments at or during the year ended December 31, 1998. The Partnership's only other financial instruments (as defined by Financial Accounting Standards Board Statement No. 107) are its cash and cash equivalents for which cost approximates market value.

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

                                   PART III
                                   --------

Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

        (a) and (b) Identification of Directors and Executive Officers.
                    --------------------------------------------------

        The following table sets forth the names of the directors and executive officers of the General Partner and the age and position held by each of them as of December 31, 1998


Name                         Position(s) with the Managing General Partner               Age
----                         ---------------------------------------------               ---
J. Christopher Meyer, III    President, Chief Executive Officer and Director              51
Pamela J. Herbst             Vice President and Director                                  43
J. Grant Monahon             Vice President and Director                                  53
James J. Finnegan            Vice President                                               38
Karin J. Lagerlund           Treasurer and Principal Financial and Accounting Officer     34

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

        (d)   Family Relationships.
              --------------------

              None.

        (e)   Business Experience.
              -------------------

              The Managing General Partner was incorporated in Massachusetts on October 16, 1985. The background and experience of the executive officers and directors of the Managing General Partner are as follows:

     J. Christopher Meyer, III joined AEW Real Estate Advisors, Inc. ("AEW") , formerly known as Copley Real Estate Advisors, Inc., in 1987 and has been an officer at AEW since then. AEW is a subsidiary of AEW Capital Management, L.P. ("AEW Capital Management"), of which he is also a Director. Prior to joining AEW, he had senior positions with several regional real estate development concerns, including Chief Financial Officer of Ford Motor Land Development Corporation. His career at AEW has included asset management responsibility for the company's Eastern Region, and portfolio manager for several commingled real estate funds. Presently, Mr. Meyer has overall responsibility for all the partnerships advised by AEW whose securities are registered under the Securities and Exchange Act of 1934, and for several commingled funds. He received a B.A. in Statistics from Princeton University and in MBA from the Wharton School of the University of Pennsylvania.

     Pamela J. Herbst directs AEW Capital Management's Institutional Real Estate Services, with oversight responsibility for the asset and portfolio management areas. Ms. Herbst is a member of AEW Capital Management's Investment Policy Group and Management Committee. She came to AEW Capital Management in December 1996 as a result of the firm's merger with Copley Real Estate Advisors, Inc., where she held various senior level positions in asset and portfolio management, acquisitions, and corporate operations since 1982. Ms. Herbst is a graduate of the University of Massachusetts (B.A.) and Boston University (M.B.A.).

     J. Grant Monahon is AEW Capital Management's General Counsel and a member of the firm's Management Committee and Investment Policy Group. He has over 25 years of experience in real estate law and investments. Prior to joining the predecessor of AEW Capital Management in 1987, Mr. Monahon was a partner with a major Boston law firm. As the head of that firm's real estate finance department, he represented a wide variety of institutional clients, both domestic and international, in complex equity and debt transactions. He is the former Chairman of the General Counsel section of the

National Association of Real Estate Investment Managers. Mr. Monahon is a graduate of Dartmouth College (B.A.) and Georgetown University Law Center (J.D.).

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

     Karin J. Lagerlund directs the Institutional Real Estate Services
Portfolio Accounting Group at AEW Capital Management, overseeing portfolio accounting, performance measurement and client financial reporting for AEW's private equity investment portfolios. Ms. Lagerlund is a Certified Public Accountant and has over ten years experience in real estate consulting and accounting. Prior to joining AEW Capital Management in 1994, she was an Audit Manager at EY/Kenneth Leventhal LLP. Ms. Lagerlund is a graduate of Washington State University (B.A.).

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

     The following table sets forth the amounts of the fees and cash distributions and reimbursements of out-of-pocket expenses which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the year ended December 31, 1998.

                                                                                 Amount of
                                                                                Compensation
                                                                                    and
Receiving Entity                          Type of Compensation                 Reimbursement
----------------                          --------------------               ----------------
General Partners                          Share of Distributable Cash                $ 35,272

AEW Real Estate Advisors, Inc.            Management Fees and
(formerly known as Copley Real            Reimbursement of Expenses                   333,771
Estate Advisors, Inc.)

New England Securities Corporation        Servicing Fees and
                                          Reimbursement of Expenses                    37,823
                                                                             ----------------

                                          TOTAL                                      $406,866
                                                                             ================

     For the year ended December 31, 1998 the Partnership allocated $23,820 of taxable income to the General Partners.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

(a)  Security Ownership of Certain Beneficial Owners
     -----------------------------------------------

     No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 1998. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

     Except as expressly provided in the Partnership Agreement, the right to manage the business of the Partnership is vested exclusively in the General Partner.

(b)  Security Ownership of Management.
     --------------------------------

     An affiliate of the General Partner of the Partnership owned 1,648 Units as of December 31, 1998.

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


                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statements, and Reports on Form 8-K.
          -------------------------------------------------------

(a)  The following documents are filed as part of this report:

     (1) Financial Statements--The Financial Statements listed on the accompanying Index to Financial Statements and Schedule, Financial Statement Index No. 2 and Financial Statement Index No. 3 are filed as part of this Annual Report.

     (2) Financial Statement Schedule--The Financial Statement Schedule listed on the accompanying Index to Financial Statements and Schedule is filed as part of this Annual Report.

     (3) Exhibits--The Exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b) Reports on Form 8-K. During the last quarter of the year ended December 31, 1998, the Partnership filed no Current Report on Form 8-K.

                    New England Life Pension Properties IV;

                       A Real Estate Limited Partnership



                             Financial Statements

                                 * * * * * * *



                               December 31, 1998

                                       NEW ENGLAND LIFE PENSION PROPERTIES IV
                                       --------------------------------------
                                          A REAL ESTATE LIMITED PARTNERSHIP
                                          ---------------------------------

                                      INDEX TO FINANCIAL STATEMENTS AND SCHEDULE
                                      ------------------------------------------

Report of Independent Accountants

Financial Statements:

   Balance Sheets--December 31, 1998 and 1997

   Statements of Operations--Years ended December 31, 1998, 1997 and 1996

   Statements of Partners' Capital (Deficit)--Years ended December 31, 1998,
      1997 and 1996

   Statements of Cash Flows--Years ended December 31, 1998, 1997 and 1996

   Notes to Financial Statements

Financial Statement Schedule:

Schedule III--Real Estate and Accumulated Depreciation at December 31, 1998, 1997 and 1996

                       Report of Independent Accountants


     To the Partners

     NEW ENGLAND LIFE PENSION PROPERTIES IV;
     A REAL ESTATE LIMITED PARTNERSHIP

     In our opinion, based upon our audits and the reports of other auditors for the years ended December 31, 1998, 1997 and 1996, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of New England Life Pension Properties IV; a Real Estate Limited Partnership (the "Partnership") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Fourth Copley Corp., the Managing General Partner of the Partnership; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Partnership's Columbia Gateway Corporate Park and 270 Technology Center joint venture investees for the year ended December 31, 1996 which results of operations are recorded using the equity method of accounting in the Partnership's financial statements. Equity in joint venture income for these ventures aggregated $1,415,605 for the year ended December 31, 1996. We also did not audit the financial statements of the Partnership's investment in Reflections and Metro Business Center for the year ended December 31, 1996. Operating income and equity in joint venture income for these investments was $809,714 and $339,763, respectively, for the year ended December 31, 1996. We also did not audit the financial statements of Palms Business Centers, a wholly-owned property, for the year ended December 31, 1996. Operating income for this investment was $1,806,638 for the year ended December 31, 1996. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amount included for the equity in joint venture income for Columbia Gateway Corporate Park and 270 Technology Center for the year ended December 31, 1996, and for the operating income and equity in joint venture income for Reflections, Metro Business Center and Palms Business Centers for the year ended December 31, 1996 is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Managing General Partner, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors for the years ended December 31, 1998, 1997and 1996 provide a reasonable basis for the opinion expressed above.



/s/  PricewaterhouseCoopers  LLP
------------------------------------
 Boston, Massachusetts
 March 19, 1999

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS

                                                      December 31,
                                               -------------------------

                                                   1998         1997
                                               -----------   -----------
ASSETS

Real estate investments:
  Joint ventures                               $15,666,643   $15,879,130
  Property, net                                  9,106,457    15,139,147
                                               -----------   -----------
                                                24,773,100    31,018,277

Cash and cash equivalents                        5,932,931     4,017,473
Short-term investments                                   -     2,889,753
                                               -----------   -----------

                                               $30,706,031   $37,925,503
                                               ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                               $   145,103   $   152,095
Accrued management fee                              32,314        39,859
Deferred management and disposition fees         4,229,398     4,205,989
                                               -----------   -----------
Total liabilities                                4,406,815     4,397,943
                                               -----------   -----------

Partners' capital (deficit):
  Limited partners ($422 and $524 per unit,
    respectively; 120,000 units authorized,
    94,997 units issued and outstanding)        26,341,929    33,594,888
  General partners                                 (42,713)      (67,328)
                                               -----------   -----------
Total partners' capital                         26,299,216    33,527,560
                                               -----------   -----------
                                               $30,706,031   $37,925,503
                                               ===========   ===========

               (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

                                                Year ended December 31,
                                       ---------------------------------------

                                          1998           1997         1996
                                       -----------   -----------   -----------
INVESTMENT ACTIVITY

Property rentals                       $ 2,907,757   $ 4,981,451   $ 4,173,714
Property operating expenses             (1,358,566)   (2,028,830)   (1,557,362)
Depreciation and amortization             (549,260)     (921,501)     (805,522)
                                       -----------   -----------   -----------
                                           999,931     2,031,120     1,810,830

Joint venture earnings                   1,515,033       900,050     1,980,804
Amortization                                (5,308)       (5,308)      (12,928)
                                       -----------   -----------   -----------

 Total real estate operations            2,509,656     2,925,862     3,778,706

Gain on sales of property                3,742,541    10,482,458     1,055,591
                                       -----------   -----------   -----------

Total real estate activity               6,252,197    13,408,320     4,834,297

Interest on cash equivalents
 and short-term investments                396,197       473,796       372,010
                                       -----------   -----------   -----------

 Total investment activity               6,648,394    13,882,116     5,206,307
                                       -----------   -----------   -----------

PORTFOLIO EXPENSES

Management fee                             333,771       352,468       481,249
General and administrative                 325,912       318,489       332,545
                                       -----------   -----------   -----------
                                           659,683       670,957       813,794
                                       -----------   -----------   -----------

NET INCOME                             $ 5,988,711   $13,211,159   $ 4,392,513
                                       ===========   ===========   ===========

Net income per limited
 partnership unit                      $     62.41   $    137.68   $     45.78
                                       ===========   ===========   ===========

Cash distributions per limited
 partnership unit                      $    138.76   $    282.60   $    148.80
                                       ===========   ===========   ===========

Number of limited partnership units
 outstanding during the year                94,997        94,997        94,997
                                       ===========   ===========   ===========

               (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

                                                                  Year ended December 31,
                                                        -------------------------------------------
                                                            1998           1997           1996
                                                        -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $  5,988,711   $ 13,211,159   $  4,392,513
  Adjustments to reconcile net income
     to net cash provided by operating activities:
     Depreciation and amortization                           554,568        926,809        818,450
     Equity in joint venture earnings                     (1,515,033)      (900,050)    (1,980,804)
     Cash distributions from joint ventures                1,722,212        749,133      2,350,903
     Gain on sales of property                            (3,742,541)   (10,482,458)    (1,055,591)
     Decrease (increase) in investment income
     and other receivables                                    51,042        (22,023)        20,992
     Increase in deferred leasing commissions                (35,241)       (79,163)       (58,972)
     Decrease (increase) in property working capital        (256,107)      (144,177)       138,293
     Increase (decrease) in operating liabilities           (288,128)       192,568        225,753
                                                        ------------   ------------   ------------
     Net cash provided by operating activities             2,479,483      3,451,798      4,851,537
                                                        ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sales of property                      9,451,013     22,287,007      9,333,325
  Deferred disposition fees                                  297,000        696,000        286,226
  Loan to venture partner                                          -       (130,000)      (100,000)
  Investment in property                                     (70,131)      (306,987)       (72,441)
  Decrease (increase) in short-term
     investments, net                                      2,838,711       (141,198)       617,015
  Loan repayment by joint venture partner                    136,437              -        263,563
                                                        ------------   ------------   ------------
  Net cash provided by investing activities               12,653,030     22,404,822     10,327,688
                                                        ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITY:
  Distributions to partners                              (13,217,055)   (26,885,111)   (14,185,260)
                                                        ------------   ------------   ------------
  Net cash used in financing activity                    (13,217,055)   (26,885,111)   (14,185,260)
                                                        ------------   ------------   ------------

Net increase (decrease) in cash
  and cash equivalents                                     1,915,458     (1,028,491)       993,965

Cash and cash equivalents:
  Beginning of year                                        4,017,473      5,045,964      4,051,999
                                                        ------------   ------------   ------------
  End of year                                           $  5,932,931   $  4,017,473   $  5,045,964
                                                        ============   ============   ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

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

               (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

                                                   Year ended December 31,
                        -----------------------------------------------------------------------------

                                 1998                       1997                       1996
                               --------                   --------                   --------

                         General     Limited       General      Limited       General      Limited
                        Partners     Partners      Partners     Partners     Partners      Partners
                        --------   ------------   ---------   ------------   ---------   ------------
Balance at beginning
  of year               $(67,328)  $ 33,594,888   $(160,481)  $ 47,361,993   $(154,702)  $ 57,148,961

Cash distributions       (35,272)   (13,181,783)    (38,959)   (26,846,152)    (49,704)   (14,135,556)

Net income                59,887      5,928,824     132,112     13,079,047      43,925      4,348,588
                        --------   ------------   ---------   ------------   ---------   ------------

Balance at end
  of year               $(42,713)  $ 26,341,929   $ (67,328)  $ 33,594,888   $(160,481)  $ 47,361,993
                        ========   ============   =========   ============   =========   ============

               (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Business
----------------------------------

  General
  -------

  New England Life Pension Properties IV; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other organizations intended to be exempt from federal income tax. The Partnership commenced operations in May, 1986 and acquired the three real estate investments it currently owns prior to the end of 1987. It intends to dispose of its investments within twelve years of their acquisition, and then liquidate; however, the Managing General Partner could extend the investment period if it is considered to be in the best interest of the limited partners.

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

  On December 10, 1996, Copley's parent, New England Investment Companies, Limited Partnership ("NEIC"), a publicly traded master limited partnership, acquired certain assets subject to then existing liabilities from Aldrich Eastman & Waltch, Inc. and its affiliates and principals (collectively, "the AEW operations"). Simultaneously, a new entity, AEW Capital Management, L.P., was formed into which NEIC contributed its interest in Copley and its affiliates.
As a result, the AEW operations were combined with Copley to form the business operations of AEW Capital Management, L.P. At the end of 1997, NEIC completed a restructuring plan under which it contributed all of its operations to a newly formed private partnership, NEIC Operating Partnership, L.P., in exchange for a general partnership interest in the newly formed entity. Accordingly, at December 31, 1998, AEW Capital Management, L.P. was wholly owned by NEIC Operating Partnership, L.P.. AEW is a subsidiary of AEW Capital Management, L.P. Effective April 1, 1998, NEIC changed its name to Nvest, L.P. and NEIC Operating Partnership, L.P. changed its name to Nvest Companies, L.P.

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

  At December 31, 1998 and 1997, an affiliate of the Managing General Partner owned 1,648 units of limited partnership interest, which were repurchased from certain qualified plans, within specified annual limitations provided for in the Partnership Agreement.

  Management
  ----------

  AEW, as advisor, is entitled to receive stipulated fees from the Partnership in consideration of services performed in connection with the management of the Partnership and the acquisition and disposition of Partnership investments in real property. Partnership management fees are 9% of distributable cash flow from operations, as defined, before deducting such fees. Payment of 50% of management fees incurred is deferred until cash distributions to limited partners exceed a specified rate. Deferred management fees were $2,237,519 and $2,511,107 at December 31, 1998 and 1997, respectively. AEW is also reimbursed for expenses incurred in connection with administering the Partnership ($15,000 in 1998, $15,000 in 1997 and $15,146 in 1996). Acquisition fees paid were based on 2% of the gross proceeds from the offering. Disposition fees are limited to the lesser of 3% of the selling price of the property, or 50% of the standard real estate commission customarily charged by an independent real estate broker. Payments of disposition fees are subject to the prior receipt by the limited partners of their capital contributions plus a stipulated return thereon. Deferred disposition fees were $1,991,879 and $1,694,879 at December 31, 1998 and 1997, respectively.

  New England Securities Corporation, an indirect subsidiary of Met Life, is engaged by the Partnership to act as its unit holder servicing agent. Fees and out-of-pocket expenses for such services totaled $37,823, $25,155, and $24,040 in 1998, 1997 and 1996, respectively.

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

  The carrying value of an investment may be more or less than its current appraised value. At December 31, 1998 and 1997, the appraised values of each of the Partnership's investments exceeded the related carrying values by an aggregate of approximately $6,100,000 and $5,500,000, respectively.

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

  The Partnership has the positive intent and ability to hold all short-term investments to maturity; therefore, short-term investments are carried at cost plus accrued interest, which approximates market value. At December 31, 1997 all investments were in commercial paper with less than seven months remaining to maturity.

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

  Segment Data
  ------------

  Effective January 1, 1998, the Partnership adopted Financial Accounting Standards Board Statement No. 131, "Disclosure about Segments on an Enterprise and Related Information" (FAS 131). Based on the criteria established in FAS 131, the Managing General Partner has determined that the Partnership operates in one operating segment which is investing in real estate properties which are domiciled in the United States of America.

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

  The following is a summary of cash invested in joint ventures, net of returns of capital and excluding acquisition fees:


                                Preferential
Investment/                       Rate of      Ownership         December 31,
                                                          -------------------------
Location                          Return       Interest       1998         1997
-----------------------------  -------------  ----------  ------------  -----------
Columbia Gateway Corp. Park
       Columbia, Maryland          10.5%        34.75%     $12,580,704  $12,580,704

270 Technology Center
       Frederick, Maryland         10.0%           50%     $ 4,886,902  $ 4,886,902


       Columbia Gateway Corporate Park
       -------------------------------

       On December 21, 1987, the Partnership entered into a joint venture with an affiliate of the Partnership and with an affiliate of the Manekin Corporation to construct and operate seven research and development/office buildings, of which six have been constructed to date. The Partnership committed to make a $14,598,000 capital contribution. The Partnership and its affiliate collectively had a 50% interest in the joint venture. Ownership of the Columbia Gateway Corporate Park joint venture has been restructured whereby the Partnership and its affiliate obtained additional voting rights in the joint venture effective January 1, 1998. The minimum future rentals due to the venture under non-cancelable operating leases are: $1,524,603 in 1999, $827,454 in 2000, $726,557 in 2001, $736,016 in 2002, and $745,758 in 2003.

       270 Technology Center
       ---------------------

       On December 22, 1987, the Partnership entered into a joint venture with an affiliate of the Manekin Corporation to construct and operate two research and development/office buildings. The Partnership committed to make a $5,150,000 capital contribution. The minimum future rentals due to the venture under non-cancelable operating leases are: $666,438 in 1999, $303,333 in 2000, $296,644 in 2001 and $80,420 in 2002.

       Reflections
       -----------

       On August 1, 1986, the Partnership entered into a joint venture with an affiliate of Oxford Development Corporation to construct and operate a multi-family apartment complex. The Partnership's commitment is for a total cash investment of $14,475,000, $5,790,000 of which is a loan to the venture partner. In May 1992, the Partnership agreed to extend the maturity of the loan from

August, 1996 to December, 1999 and the venture partner agreed to pay interest at a minimum of 7% per annum with the unpaid amount subject to compounding at 10.5% per annum. The loan was secured by the venture partner's interest in the joint venture, as well as a guarantee from an affiliate of the venture partner. In the second quarter of 1996, the joint venture agreement was amended, whereby the Partnership's venture partner became an indirect limited partner. Accordingly, this investment has been accounted for as a wholly-owned property since April 1, 1996. (See Note 4.)

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

     Effective December 30, 1996, the property owned by the joint venture was distributed to the venture partners as tenants-in-common. The Partnership, however, retained its overall decision-making authority. The property interest distributed to the Hewson affiliate was encumbered by the aforementioned loan to the Hewson affiliate. The note was amended to mature on February 1, 1997 and is secured by a recorded deed-of-trust which provided that the note would be due upon the sale of the collateral. The note was subsequently amended to mature on March 31, 1998. In connection with this transaction, the Partnership obtained the option to purchase the tenancy-in-common interest of the Hewson affiliate at its fair market value beginning February 1, 1997.

     On February 28, 1998, the Partnership executed a purchase and sale agreement to purchase the tenancy-in-common interest of the Developer. The Partnership finalized the acquisition on July 17, 1998. The purchase price was $7,113,255 and was paid by the Partnership as follows: (i) A portion of the purchase price was paid through the discharge of all outstanding amounts, including but not limited to accrued but unpaid interest, owed by the Developer to the Partnership under the loan made by the Partnership to the Developer in
connection with the original acquisition of the property and   (ii) the
Partnership paid the remainder of the purchase price in cash in the amount of $2,210.

     On September 23, 1998, the Metro Business Center was sold to an institutional buyer which is unaffiliated with the Partnership. The gross sale price was $9,900,000. The Partnership received net proceeds totaling $9,680,132, after closing costs and recognized a gain of $3,706,950 ($38.63 per limited partnership unit). A disposition fee of $297,000 was accrued but not paid to the AEW. On October 29, 1998, the Partnership made a capital distribution of $9,689,694 ($102 per limited partnership unit) from the proceeds of the sale.
 .
     Sale of Decatur TownCenter II
     -----------------------------

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

Summarized Financial Information
--------------------------------

     The following summarized financial information is presented in the aggregate for the joint ventures:

                            Assets and Liabilities
                            ----------------------


                                      December 31,
                                ------------------------
                                   1998         1997
                                -----------  -----------
Assets
 Real property, at cost less
   accumulated depreciation
   of $2,743,676 and
   $2,321,074, respectively     $19,830,637  $19,858,721
 Other                              888,075      958,432
                                -----------  -----------
                                $20,718,712   20,817,153

Liabilities                         339,188      240,284
                                -----------  -----------

Net assets                      $20,379,524  $20,576,869
                                ===========  ===========

                             Results of Operations
                             ---------------------

                                       Year ended December 31,
                                  ----------------------------------
                                     1998        1997        1996
                                  ----------  ----------  ----------
Revenue
 Rental income                    $3,047,719  $2,691,155  $4,926,504
 Other income                        119,729       3,233     138,669
                                  ----------  ----------  ----------

                                   3,167,448   2,694,388   5,065,173
                                  ----------  ----------  ----------

Expenses
 Operating expenses                  723,908     596,471   1,690,232
 Depreciation and amortization       488,068     854,025   1,038,931
                                  ----------  ----------  ----------
                                   1,211,976   1,450,496   2,729,163
                                  ----------  ----------  ----------

Net income                        $1,955,472  $1,243,892  $2,336,010
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

  On August 21, 1998 the Partnership sold a parcel of land to the City of Fort Myers. The gross sale price was $74,731. The Partnership received net proceeds totaling $67,881 and recognized a gain of $35,591.

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

  As previously stated the Partnership sold the Metro Business Center on September 23, 1998 and recognized a gain of $3,706,950.

  The buildings and improvements (four office/warehouse buildings in Phoenix, Arizona) were being depreciated over 25 years, beginning July 1, 1996.

  The following is a summary of the Partnership's investment in properties (one in 1998 and two in 1997):

                             Assets and Liabilities
                             ----------------------


                                                   December 31,
                                             -------------------------
                                                1998          1997
                                             -----------  ------------
          Land                               $1,538,883   $ 3,451,272
          Buildings and improvements
              and other capitalized costs     8,383,001    12,648,418
          Accumulated depreciation and
              Amortization                     (932,007)     (886,418)
          Net operating liabilities             116,580       (74,125)
                                             -----------  ------------
                                             $9,106,457   $15,139,147
                                             ===========  ============

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

Note 5 - Income Taxes
---------------------

          The Partnership's income for federal income tax purposes differs from that reported in the accompanying statement of operations as follows:


                                           Year ended December 31,
                                    --------------------------------------
                                        1998         1997         1996
                                    ------------  -----------  -----------
Net income per financial
 statements                         $ 5,988,712   $13,211,159  $4,392,513
Timing differences:
   Joint venture earnings               775,991       335,601     539,479
   Depreciation and amortization        549,260       926,809     230,922
   Expenses                            (244,327)      176,233     253,552
   Gain (loss) on sale               (4,687,593)    1,008,333    (173,256)
                                    -----------   -----------  ----------
Taxable income                      $ 2,382,043   $15,658,135  $5,243,210
                                    ===========   ===========  ==========

Note 6 - Partners' Capital
--------------------------

  Allocation of net income (losses) from operations and distributions of distributable cash from operations, as defined, are in the ratio of 99% to the limited partners and 1% to the general partners. Cash distributions are made quarterly.

  Net sale proceeds and financing proceeds are allocated first to limited partners to the extent of their contributed capital plus a stipulated return thereon, as defined, second to pay disposition fees, and then 85% to the limited partners and 15% to the general partners. As a result of returns of capital from sales transactions, the adjusted capital contribution per limited partnership unit was reduced from $1,000 to $918 in 1993, to $863 in 1995, to $766 in 1996 to $524 in 1997 and to $422 in 1998. No capital distributions have been made to the general partners. Income from a sale is allocated in proportion to the distribution of related proceeds, provided that the general partners are allocated at least 1%. Income or losses from a sale, if there are no residual proceeds after the repayment of the related debt, will be allocated 99% to the limited partners and 1% to the general partners.

Note 7 - Subsequent Event
-------------------------

  Distributions of cash from operations relating to the quarter ended December 31, 1998 were made on January 28, 1999 in the aggregate amount of $653,464 ($6.81 per limited partnership unit).

NEW ENGLAND PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
Schedule III

AT DECEMBER 31, 1998

                                                                               Initial Cost to
                                                                               the Partnership
                                                 -------------------------------------------------------------------------------
                                                                                 Buildings &                 Other Net
Description                                               Land                  Improvements           Operating Liabilities
-----------                                      -----------------------  --------------------------   -------------------------
50% interest in
Morf VI Venture.
Owner of two single story                        ------------------------------------------------------       See Note B     ---
office/research and
development buildings in
Frederick, Maryland.

34.75% interest in
Gateway 51 Partnership                           ------------------------------------------------------       See Note B     ---
which has constructed six office and
research and development buildings, and
owns land in Columbia, Maryland.
                                                 -------------------------------------------------------------------------------
                         Total Joint Ventures
                                                 ===============================================================================
                                                                Costs Subsequent                        Gross amount at which
                                                                 to Acquisition                    Carried at Close of Period
                                               --------------------------------------     -----------------------------------------
                                                                          Change in
                                                                           Working                               Buildings &
Description                                       Improvements             Capital         Land                  Improvements
-----------                                    -------------------      -------------     ---------         -----------------------
50% interest in
Morf VI Venture.
Owner of two single story                       -----------------------------------------------------------------------------------
office/research and
development buildings in
Frederick, Maryland.

34.75% interest in
Gateway 51 Partnership                          -----------------------------------------------------------------------------------
which has constructed six office and
research and development buildings, and
owns land in Columbia, Maryland.

                                                -----------------------------------------------------------------------------------
   Total Joint Ventures
                                                ===================================================================================

                                             Gross amount at which
                                        Carried at Close of Period
                                      ------------------------------

                                             Other Net                   Disposal                      Accumulated        Date of
Description                                Operating Liabilities         of Asset      Total           Depreciation    Construction
-----------                           ------------------------------    ------------  ------------    ---------------- ------------
50% interest in
Morf VI Venture.
Owner of two single story             ------------------------------                  $  4,376,599             N/A          1987
office/research and
development buildings in
Frederick, Maryland.

34.75% interest in
Gateway 51 Partnership
which has constructed six office and  ------------------------------                  $ 11,290,044             N/A          1992
research and devlopment buildings,
and owns land in Columbia, Maryland.

                                      ------------------------------                  ------------
   Total Joint Ventures                                                               $ 15,666,643
                                      ==============================                  ============

                                          Date                Depreciable
Description                               Acquired               Life
-----------                          ---------------       ------------------
50% interest in
Morf VI Venture.
Owner of two single story                 12/22/87               50 Years
office/research and
development buildings in
Frederick, Maryland.


34.75% interest in
Gateway 51 Partnership                    12/21/87               50 years
which has constructed six office and
research and devlopment buildings, and
owns land in Columbia, Maryland.

   Total Joint Ventures

Las Vegas, NV
    -Rancho Road Associates                                  $3,072,333                  $9,729,055                 ($281,424)

Fort Myers, FL
    - Lee Partners                                            1,571,173                   8,653,313                   245,029

Phoeniz, AZ
   -Copley/Hewson Northwest                                   1,880,099                   3,879,241                   129,921
                                                 -------------------------------------------------------------------------------
   Total Wholly-Owned Properties                              6,523,605                  22,261,609                    93,526
                                                 ===============================================================================

Las Vegas, NV
    -Rancho Road Associates                     $  51,768                $   472,376       $   3,072,333             $  9,780,823

Fort Myers, FL
    - Lee Partners                                129,689                   (543,887)          1,571,173                8,783,002

Phoeniz, AZ
   -Copley/Hewson Northwest                       319,870                     31,999           1,880,099                4,199,111
                                                -----------------------------------------------------------------------------------
   Total Wholly-Owned Properties                  501,327                    (39,512)          6,523,605               22,762,936
                                                ===================================================================================
Las Vegas, NV
    -Rancho Road Associates                    $190,952                 ($13,044,108) $          0     $         0          1988

Fort Myers, FL
    - Lee Partners                             (298,862)                     (32,290)   10,023,023        (932,007)         1987

Phoeniz, AZ
   -Copley/Hewson Northwest                     161,920                   (6,225,689)       15,441        (549,507)         1987
                                      ----------------------------------------------------------------------------
   Total Wholly-Owned Properties                 54,010                  (19,302,087)   10,038,464      (1,481,514)
                                      ============================================================================

Las Vegas, NV
    -Rancho Road Associates               12/29/86               25 Years
                                       Converted to
                                   wholly-owned 1/1/95

Fort Myers, FL                            8/1/86                 25 Years
    - Lee Partners                     Converted to
                                   wholly-owned 4/1/96

Phoeniz, AZ
   -Copley/Hewson Northwest               9/15/86                25 Years
                                       Converted to
                                   wholly-owned 7/1/96

   Total Wholly-Owned Properties

NEW ENGLAND PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION - WHOLLY OWNED PROPERTY
SCHEDULE III NOTE A
AT DECEMBER 31, 1998


                                        Balance    Conversion to    Additions to                                     Charge in
                                         as of     Wholly-Owned        Lease        Additions to   Write Down    Property Working
Description                            12/31/95      Property       Commissions       Property     of Property        Capital
--------------------------------  -----------------------------------------------------------------------------------------------
Fort Myers, FL.
 - Lee Partners                      $         0   $ 10,469,511     $      0          $  42,591      $     0         ($606,078)

Las Vegas, NV.
 - Rancho Road Associates             12,553,080              0       37,164                  0            0           171,244

Phoenix, AZ
 - Copley/Hewson Northwest                     0      5,889,261       21,808             29,850            0          (153,248)
                                  -----------------------------------------------------------------------------------------------
Total Wholly-Owned Property          $12,553,080   $ 16,358,772     $ 58,972          $  72,441      $     0         ($588,082)
                                  ===============================================================================================


                                                                                                                          12/31/96
                                                              12/31/95             1996             1996                 Accumulated
                                                Balance      Accumulated       Depreciation      Accumulated    1996    and Depreci-
                                Disposal of      as of     Depreciation and   and Amortization    Dep/Armor   Disposal    tion and
Description                        Asset        12/31/96    Amortization         Expense           Subtotal    Assets   Amortization
--------------------------- --------------------------------------------------------------------------------------------------------
Fort Myers, FL.
 - Lee Partners                  $      0      $ 9,906,024  $        0           ($257,265)       $  257,265   $    0   $ 257,265

Las Vegas, NV.
 - Rancho Road Associates               0      $12,761,488     444,790            (449,869)       $  894,659        0   $ 894,659

Phoenix, AZ
 - Copley/Hewson Northwest              0      $ 5,787,671           0             (98,388)       $   98,388        0   $  98,388
                            --------------------------------------------------------------------------------------------------------
Total Wholly-Owned Property      $      0      $28,455,183  $  444,790           ($805,522)       $1,250,312   $   35   $1,250,312
                            ========================================================================================================

                                      Balance     Conversion to     Additions to                                   Charge in
                                       as of      Wholly-Owned         Lease       Additions to   Write Down     Property Working
Description                          12/31/96       Property        Commissions      Property     of Property       Capital
--------------------------------  --------------------------------------------------------------------------------------------------
Fort Myers, FL.
 - Lee Partners                     $ 9,906,024   $        0        $        0      $  71,286      $       0     $      30,687

Las Vegas, NV.
 - Rancho Road Associates            12,761,488             0           41,347              0              0           253,109

Phoenix, AZ
 - Copley/Hewson Northwest            5,787,671             0           37,816        235,701              0            (9,620)
                                  -----------------------------------------------------------------------------------------------
Total Wholly-Owned Property         $28,455,183    $        0       $   79,163      $ 306,987      $       0     $     274,176
                                  ===============================================================================================

                                                                    12/31/96             1997             12/31/97
                                                   Balance         Accumulated        Depreciation       Accumulated      1997
                                   Disposal of      as of        Depreciation and    and Amortization     Dep/Armor     Disposal
Description                          Asset         12/31/97        Amortization         Expense           Subtotal       Assets
-----------------------------     ------------------------------------------------------------------------------------------------
Fort Myers, FL.
 - Lee Partners                   $           0   $10,007,997     $   257,265        ($339,699)         $  596,964   $          0

Las Vegas, NV.
 - Rancho Road Associates           (13,044,104)  $    11,806     $    94,669         (344,900)         $1,239,559     (1,239,559)

Phoenix, AZ
 - Copley/Hewson Northwest                    0     6,051,568          9?,388         (236,290)         $  236,290
                                  ------------------------------------------------------------------------------------------------
Total Wholly-Owned Property        (313,044,108)  $16,071,401     $ 1,250,312         ($921,501         $2,171,813    ($1,239,559)
                                  ================================================================================================

                                    12/31/97
                                   Accumulation
                                 and Depreciation
Description                        Amortization
------------------------    ---------------------------
Fort Myers, FL.
 - Lee Partners                    $ 596,964

Las Vegas, NV.                     $       0
 - Rancho Road Associates

Phoenix, AZ
 - Copley/Hewson Northwest         $ 335,290
                             ==========================
Total Wholly-Owned Property        $ 932,254
                             ==========================

                                        Balance     Conversion to    Additions to                                     Charge in
                                         as of      Wholly-Owned        Lease         Additions to    Write Down    Property Working

Description                            12/31/97       Property       Commissions        Property      of Property      Capital
----------------------------------   -----------------------------------------------------------------------------------------------
Fort Myers, FL.
 - Lee Partners                       $ 10,007,997  $        0       $         0      $   15,812      ($136,437)    $   167,941

Las Vegas, NV.
 - Rancho Road Associates                   11,836           0                 0               0              0         (11,836)

Phoenix, AZ
 - Copley/Hewson Northwest               6,051,568           0            35,241          54,319              0         100,002
                                     -----------------------------------------------------------------------------------------------
Total Wholly-Owned Property           $16, 071,401  $        0       $    35,241      $   70,131      ($136,437)    $   256,107
                                     ===============================================================================================

                                                                                                                          12/31/98
                                                              12/31/97           1998            12/31/98               Accumulated
                                                Balance      Accumulated      Depreciation      Accumulated   1998    Depreciat-
                                  Disposal of    as of      Depreciation and  and Amortization    Dep/Armor  Disposal  ion and Amo
Description                         Asset       12/31/98    Amortization        Expense          Subtotal    Assets     rtization
------------------------------    --------------------------------------------------------------------------------------------------
Fort Myers, FL.                     ($ 32,290)  $10,023,023     $ 596,954       ($335,043)       $ 932,007   $      0   $ 932,007
 - Lee Partners

Las Vegas, NV.
 - Rancho Road Associates                   0             0             0               0                0          0   $       0

Phoenix, AZ
 - Copley/Hewson Northwest         (6,225,689)  $    15,441       335,290        (214,217)         549,507  ($549,507)  $       0
                                  --------------------------------------------------------------------------------------------------
Total Wholly-Owned Property       ($6,257,979)  $10,038,464     $ 932,254       ($549,260)     $ 1,481,514  ($549,507)  $ 932,007
                                  ==================================================================================================

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP
SCHEDULE III NOTE B
REAL ESTATE AND ACCUMULATED DEPRECIATION-JOINT VENTURES
AT DECEMBER 31, 1998

                                       PERCENT         BALANCE      INVESTMENT       EQUITY IN      1996 AMORTIZATION
                                          OF            AS OF        IN JOINT         INCOME/          OF DEFERRED
          DESCRIPTION                 OWNERSHIP        12/31/95      VENTURES         (LOSS)         ACQUISITION FEES
--------------------------------- --------------- --------------- -------------- --------------- -----------------------
          Lee Partners                 60%           $10,659,267             $0     $  161,081                  ($1,550)

         Copley/Hewson
      Northwest Associates             80%             5,832,584              0        178,682                   (2,005)

        MORF VI Venture                50%             4,691,768              0        594,788                   (1,840)

Decatur TownCenter II Associates       60%             8,325,253              0        225,436                   (4,064)

     Gateway 51 Partnership           34.75%          10,957,955              0        820,817                   (3,469)
                                                  --------------- -------------- -------------- ------------------------

                                                     $40,466,827             $0     $1,980,804                 ($12,928)
                                                  =============== ============== ============== ========================

                                       CASH
                                   DISTRIBUTION     CONVERSION TO                       BALANCE
                                       FROM         WHOLLY-OWNED         1996           AS OF
          DESCRIPTION              JOINT VENTURE      PROPERTY         DISPOSALS       12/31/96
--------------------------------- --------------- ----------------- --------------- --------------
          Lee Partners                 ($349,287)     ($10,469,511)              $0             $0

         Copley/Hewson
      Northwest Associates              (120,000)       (5,889,261)               0              0

        MORF VI Venture                 (561,999)                0                0      4,722,717

Decatur TownCenter II Associates        (555,117)                0       (7,991,508)             0

     Gateway 51 Partnership             (764,500)                0                0     11,010,803

                                  --------------- ----------------- --------------- --------------

                                     ($2,350,903)     ($16,358,772)     ($7,991,508)   $15,733,520
                                  =============== ================= =============== ==============

                                       PERCENT         BALANCE      INVESTMENT       EQUITY IN      1997 AMORTIZATION
                                          OF            AS OF        IN JOINT         INCOME/          OF DEFERRED
          DESCRIPTION                 OWNERSHIP        12/31/96      VENTURES         (LOSS)         ACQUISITION FEES
--------------------------------- --------------- --------------- -------------- --------------- -----------------------
        MORF VI Venture                50%             4,722,717              0        107,157                   (1,840)

     Gateway 51 Partnership           34.75%          11,010,803              0        783,507                   (3,468)

                                                  --------------- -------------- -------------- ------------------------

                                                     $15,733,520             $0     $  890,664                  ($5,308)
                                                  =============== ============== ============== ========================

                                       PERCENT         BALANCE      INVESTMENT       EQUITY IN      1998 AMORTIZATION
                                          OF            AS OF        IN JOINT         INCOME/          OF DEFERRED
          DESCRIPTION                 OWNERSHIP        12/31/97      VENTURES         (LOSS)         ACQUISITION FEES
--------------------------------- --------------- --------------- -------------- --------------- -----------------------

        MORF VI Venture                50%             4,608,034              0        511,405                   (1,840)

     Gateway 51 Partnership           34.75%          11,271,096              0      1,003,628                   (3,468)
                                                  --------------- -------------- --------------- -----------------------

                                                     $15,879,130             $0     $1,515,033                  ($5,308)
                                                  =============== ============== =============== =======================



                                       CASH
                                   DISTRIBUTION     CONVERSION TO                       BALANCE
                                       FROM         WHOLLY-OWNED         1997           AS OF
          DESCRIPTION              JOINT VENTURE      PROPERTY         DISPOSALS       12/31/97
--------------------------------- --------------- ----------------- --------------- --------------

        MORF VI Venture                 (220,000)                0                0      4,608,034

     Gateway 51 Partnership             (519,746)                0                0     11,271,096

                                  --------------- ----------------- --------------- --------------

                                       ($739,746)               $0               $0    $15,879,130
                                  =============== ================= =============== ==============


                                       CASH
                                   DISTRIBUTION     CONVERSION TO                       BALANCE
                                       FROM         WHOLLY-OWNED         1998           AS OF
          DESCRIPTION              JOINT VENTURE      PROPERTY         DISPOSALS       12/31/98
--------------------------------- --------------- ----------------- --------------- --------------

        MORF VI Venture                 (741,000)                0                0      4,376,599

     Gateway 51 Partnership             (981,212)                0                0     11,290,044
                                  --------------- ----------------- --------------- --------------

                                     ($1,722,212)               $0               $0    $15,666,643
                                  =============== ================= =============== ==============

                             FINANCIAL STATEMENTS
                                  INDEX NO. 2

                   AUDITOR'S REPORT AND FINANCIAL STATEMENTS

                           OF GATEWAY 51 PARTNERSHIP


Independent Auditor's Report of Wolpoff and Company, LLP

Balance Sheet - December 31, 1998 and 1997

Statement of Income - For the Years ended December 31, 1998, 1997 and 1996

Statement of Partners' Capital - For the Years ended December 31, 1998, 1997 and 1996

Statement of Cash Flows - For the Years ended December 31, 1998, 1997 and 1996

Notes to Financial Statements

                            GATEWAY 51 PARTNERSHIP
                       (A MARYLAND GENERAL PARTNERSHIP)

                               FINANCIAL REPORT

                               DECEMBER 31, 1998

                            GATEWAY 51 PARTNERSHIP
                            ----------------------
                       (A MARYLAND GENERAL PARTNERSHIP)
                       --------------------------------

                                   CONTENTS
                                   --------

                               DECEMBER 31, 1998
                               -----------------


INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS                  1


FINANCIAL STATEMENTS

     Balance Sheet                                                  2 - 3

     Statement of Income                                              4

     Statement of Partners' Capital                                   5

     Statement of Cash Flows                                          6

     Notes to Financial Statements                                  7 - 10


INDEPENDENT AUDITOR'S REPORT ON SUPPLEMENTARY INFORMATION            11


SUPPLEMENTARY INFORMATION

     Schedule of Partners' Capital                                   12

     Schedule of Changes in Partners' Capital - Income Tax Basis     13

              [LETTERHEAD OF WOLPOFF & COMPANY, LLP APPEARS HERE]



To the Partners
Gateway 51 Partnership (A Maryland General Partnership)
Columbia, Maryland


             INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS
             ----------------------------------------------------


We have audited the balance sheet of Gateway 51 Partnership (A Maryland General Partnership) as of December 31, 1998 and 1997, and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1998, 1997, and 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gateway 51 Partnership (A Maryland General Partnership) as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years ended December 31, 1998, 1997, and 1996, in conformity with generally accepted accounting principles.


                                       /s/ Wolpoff & Company, LLP
                                           WOLPOFF & COMPANY, LLP


Baltimore, Maryland
January 13, 1999

                            GATEWAY 51  PARTNERSHIP
                            -----------------------
                       (A MARYLAND GENERAL PARTNERSHIP)
                       --------------------------------

                                 BALANCE SHEET
                                 -------------

                                    ASSETS
                                    ------

                                                                                             December 31,
                                                                                ---------------------------------------

                                                                                      1998                  1997
                                                                                -----------------     -----------------
PROPERTY, AT COST - Note 1
  Land                                                                              $  4,966,738           $ 4,966,738
  Building and Improvements                                                           11,892,943            11,614,717
  Preliminary Development Costs                                                           42,247                42,247
  Deferred Costs - Note 3                                                                809,323               663,719
                                                                                -----------------     -----------------
                                                                                      17,711,251            17,287,421
  Less Accumulated Depreciation and Amortization                                       1,984,627             1,630,022
                                                                                -----------------     -----------------

        PROPERTY, NET                                                                 15,726,624            15,657,399
                                                                                -----------------     -----------------

OTHER ASSETS
  Cash and Cash Equivalents - Note 1                                                     421,833               558,136
                                                                                -----------------     -----------------
  Receivables From Tenants
      Rents and Expense Billings                                                         106,282                   -0-
      Deferred Rent Receivable - Note 1                                                  202,228                73,447
      Allowance for Doubtful Accounts                                                    (95,174)                  -0-
                                                                                -----------------     -----------------
                                                                                         213,336                73,447
                                                                                -----------------     -----------------

  Prepaid Expenses                                                                       107,644               107,442
                                                                                -----------------     -----------------

        TOTAL OTHER ASSETS                                                               742,813               739,025
                                                                                -----------------     -----------------

                                                                                    $ 16,469,437           $16,396,424
                                                                                =================     =================

_____________________

The notes to financial statements are an integral part of these statement.

                            GATEWAY 51 PARTNERSHIP
                            ----------------------
                       (A MARYLAND GENERAL PARTNERSHIP)
                       --------------------------------

                                 BALANCE SHEET
                                 -------------

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------


                                                                                             December 31,
                                                                                ---------------------------------------

                                                                                      1998                  1997
                                                                                -----------------     -----------------
LIABILITIES
  Accounts Payable and Accrued Expenses                                             $     67,398          $     34,935
  Tenant Security Deposits                                                               150,000                15,193
  Prepaid Tenant Reimbursements                                                           47,181               142,688
                                                                                -----------------     -----------------

      TOTAL LIABILITIES                                                                  264,579               192,816

PARTNERS' CAPITAL - Notes 1 and 2                                                     16,204,858            16,203,608
                                                                                -----------------     -----------------

                                                                                    $ 16,469,437          $ 16,396,424
                                                                                =================     =================

___________________________

The notes to financial statements are an integral part of this statement.

                            GATEWAY 51 PARTNERSHIP
                            ----------------------
                       (A MARYLAND GENERAL PARTNERSHIP)
                       --------------------------------

                              STATEMENT OF INCOME
                              -------------------

                                                                              Year Ended December 31,
                                                              ---------------------------------------------------------

                                                                   1998                1997                 1996
                                                              ----------------    ----------------     ----------------

REVENUE - Notes 1 and 5
   Gross Rent Potential                                           $ 1,943,734         $ 1,775,359          $ 1,684,997
   Less Vacancies and Free Rent                                        72,135              80,444              108,412
                                                              ----------------    ----------------     ----------------
       Net Rental Income                                            1,871,599           1,694,915            1,576,585
   Expense Reimbursements From Tenants                                441,093             258,789              364,873
   Other Income                                                        15,809                  20               18,163
                                                              ----------------    ----------------     ----------------

        TOTAL REVENUE                                               2,328,501           1,953,724            1,959,621
                                                              ----------------    ----------------     ----------------

OPERATING EXPENSES
   Real Property Taxes                                                211,009             211,967              207,855
   Building and Grounds Maintenance                                   144,004             142,678              157,314
   Bad Debts                                                           95,174                 -0-                  -0-
   Management Fees - Note 3                                            62,338              61,036               57,542
   Utilities                                                           26,165              27,297               24,890
   General and Administrative                                          17,966              12,229               25,856
   Insurance                                                            4,173               6,573                9,292
                                                              ----------------    ----------------     ----------------

        TOTAL OPERATING EXPENSES                                      560,829             461,780              482,749
                                                              ----------------    ----------------     ----------------

OPERATING INCOME                                                    1,767,672           1,491,944            1,476,872
                                                              ----------------    ----------------     ----------------

ADJUSTMENTS TO ARRIVE AT NET INCOME
   Depreciation and Amortization                                     (354,605)           (315,417)            (302,585)
   Abandonment of Tenant Improvements - Note 1                             -0-            (80,178)             (24,256)
                                                              ----------------    ----------------     ----------------
                                                                     (354,605)           (395,595)            (326,841)
                                                              ----------------    ----------------     ----------------

NET INCOME - Note 4                                               $ 1,413,067         $ 1,096,349          $ 1,150,031
                                                              ================    ================     ================


____________

The notes to financial statements are an integral part of this statement.

                            GATEWAY 51 PARTNERSHIP
                            ----------------------
                       (A MARYLAND GENERAL PARTNERSHIP)
                       --------------------------------

                        STATEMENT OF PARTNERS' CAPITAL
                        ------------------------------

                                                                                 Year Ended December 31,
                                                               -------------------------------------------------------------

                                                                     1998                  1997                  1996
                                                               ------------------    -----------------     -----------------
CAPITAL CONTRIBUTIONS - Note 2
      Prior Years                                                   $ 20,267,826         $ 20,267,826          $ 20,267,826
                                                               ------------------    -----------------     -----------------

CAPITAL PLACEMENT FEE - Notes 1 and 2
      Prior Years                                                       (202,678)            (202,678)             (202,678)
                                                               ------------------    -----------------     -----------------

DISTRIBUTIONS
      Prior Years                                                     (8,796,724)          (8,048,893)           (6,948,893)
      Current Year                                                    (1,411,817)            (747,831)           (1,100,000)
                                                               ------------------    -----------------     -----------------
                                                                     (10,208,541)          (8,796,724)           (8,048,893)
                                                               ------------------    -----------------     -----------------

ACCUMULATED INCOME
      Prior Years                                                      4,935,184            3,838,835             2,688,804
      Current Year                                                     1,413,067            1,096,349             1,150,031
                                                               ------------------    -----------------     -----------------
                                                                       6,348,251            4,935,184             3,838,835
                                                               ------------------    -----------------     -----------------

TOTAL PARTNERS' CAPITAL                                             $ 16,204,858         $ 16,203,608          $ 15,855,090
                                                               ==================    =================     =================


_______________

The notes to financial statements are an integral part of this statement.

                            GATEWAY 51 PARTNERSHIP
                            ----------------------
                       (A MARYLAND GENERAL PARTNERSHIP)
                       --------------------------------

                            STATEMENT OF CASH FLOWS
                            -----------------------

                                                                                       Year Ended December 31,
                                                                           -------------------------------------------------

                                                                               1998             1997              1996
                                                                           --------------   --------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                               $1,413,067       $1,096,349        $1,150,031
                                                                           --------------   --------------   ---------------
     Adjustments to Reconcile Net Income to
         Net Cash Provided by Operating Activities
             Depreciation and Amortization                                       354,605          315,417           302,585
             Abandonment of Tenant Improvements                                      -0-           80,178            24,256
             Change in Receivables From Tenants                                 (139,889)           8,667           (41,033)
             Increase in Prepaid Expenses                                           (202)         (64,870)           (6,302)
             Change in Accounts Payable and Accrued Expenses                      32,463           (6,176)           16,526
             Change in Prepaid Tenant Reimbursements                             (95,507)         142,688               -0-
                                                                           --------------   --------------   ---------------
                 Total Adjustments                                               151,470          475,904           296,032
                                                                           --------------   --------------   ---------------

                     Net Cash Provided by Operating Activities                 1,564,537        1,572,253         1,446,063
                                                                           --------------   --------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Building and Improvement Costs                                             (278,227)        (359,189)         (258,309)
     Leasing Costs                                                              (145,603)        (116,524)          (80,786)
     Increase in Tenant Security Deposits                                        134,807           12,784               -0-
     Decrease in Tenant Improvement Loans                                            -0-              688            32,057
                                                                           --------------   --------------   ---------------

                     Net Cash Used by Investing Activities                      (289,023)        (462,241)         (307,038)
                                                                           --------------   --------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to Partners                                                (1,411,817)        (747,831)       (1,100,000)
                                                                           --------------   --------------   ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (136,303)         362,181            39,025

CASH AND CASH EQUIVALENTS, BEGINNING                                             558,136          195,955           156,930
                                                                           --------------   --------------   ---------------

CASH AND CASH EQUIVALENTS, ENDING                                              $ 421,833        $ 558,136         $ 195,955
                                                                           ==============   ==============   ===============


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

                               DECEMBER 31, 1998
                               -----------------

Note 1  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Organization
          ------------

          Gateway 51 Partnership (A Maryland General Partnership) (the Partnership) was formed on December 21, 1987, under the Maryland Uniform Partnership Act. The agreement was amended and restated in 1989 to reflect changes in partner ownership percentages.

          The partnership agreement was amended and restated effective January 1, 1998, whereby M.O.R. Gateway 51, Limited Partnership (M.O.R.) transferred 34.055% and 14.945% to New England Life Pension Properties IV (NELPP IV) and New England Pension Properties V (NEPP V), respectively. Subsequently, NELPP IV transferred a 0.695% partnership interest, NEPP V transferred a 0.305% partnership interest, and M.O.R. transferred a 1% partnership interest to NE/Gateway 51 Limited Partnership (NE/Gateway), bringing the ownership as of January 1, 1998, to the following:

                         NELPP IV         68.11%
                         NEPP V           29.89%
                         NE/Gateway        2.00%

          Property
          --------
          The Partnership owns 21 acres of land in Howard County, Maryland. The property has been developed with six office/research buildings. Plans call for a seventh building with approximately 15,000 square feet of space.

          All property is recorded at cost. Information regarding the buildings is as follows:


                                                                                            Occupancy
                                                                               -------------------------------------
                          Square       Date Placed
           Building       Footage      Into Service           Tenants           12/31/98     12/31/97     12/31/96
          ------------  ------------  ---------------  ----------------------  -----------  -----------  -----------
               A             46,840       3/1/91             Multiple              100%           92%          92%
               B             21,991       9/1/90               AVNET               100%          100%         100%
               C             38,225      7/15/91             EVI, Inc.             100%          100%         100%
               F             35,812       2/1/92             Multiple              100%          100%          82%
              D-E            45,951       8/8/94         Columbia National         100%          100%         100%
                        ------------

                            188,819                                                100%           98%          94%
                        ============


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

                            GATEWAY 51 PARTNERSHIP
                            ----------------------
                       (A MARYLAND GENERAL PARTNERSHIP)
                       --------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                               DECEMBER 31, 1998
                               -----------------


Note 1 - During 1997, tenant improvements completed in prior years were demolished in order to build out the space for new tenants.
(Cont.) The loss on abandonment of tenant improvements is calculated as follows:


               Cost                                      $ 127,688
               Accumulated Depreciation                    (47,510)
                                                     --------------

               Abandonment of Tenant Improvements         $ 80,178
                                                     ==============

          Use of Estimates
          ----------------
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.

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

          Depreciation
          ------------
          Building costs are being depreciated using the straight-line method over the estimated useful lives of 50 years. Beginning in January 1998, the Partnership changed depreciation methods for tenant improvements. Tenant improvements are being depreciated using the straight-line method over the life of the tenants' lease; in prior years, the improvements were depreciated over 50 years.

          Rental Income
          -------------
          Rental income for major leases is being recognized on a straight-line basis over the terms of the leases. The excess of the rental income recognized over the amount stipulated in the lease is shown as deferred rent receivable.

          Amortization
          ------------
          Deferred costs are amortized as follows:


                                                                          Amortization
                                                          Amount             Period
                                                       -------------     ----------------
          Organization Costs                                $13,555         Complete
          Leasing Costs and Commissions                     795,767        Lease Terms
                                                       -------------

                                                           $809,322
                                                       =============

                            GATEWAY 51 PARTNERSHIP
                            ----------------------
                       (A MARYLAND GENERAL PARTNERSHIP)
                       --------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                               DECEMBER 31, 1998
                               -----------------


Note 1 -  Income Taxes
          ------------
(Cont.) Partnerships, as such, are not subject to income taxes. The partners are required to report their respective shares of partnership income and other tax items on their income tax returns (see Note 4).

          Capital Placement Fee
          ---------------------
          Costs incurred for arranging the Partnership's equity have been treated as a reduction of partners' capital (see Note 2).

Note 2  - PARTNERS' CAPITAL

          Capital Investment
          ------------------
          NELPP IV and NEPP V have agreed to provide equity of $14,598,000 and $6,402,000, respectively, totaling $21,000,000. As of December 31, 1998, 1997, and 1996, total capital contributions amounted to $20,267,826.

          Cumulative Priority Return
          --------------------------
          NELPP IV and NEPP V are entitled to cumulative priority returns of 10.5%, compounded monthly on capital invested. The Partnership paid priority returns totaling $1,411,817, $747,831, and $1,100,000 during 1998, 1997, and 1996, respectively. As of December 31, 1998, 1997, and 1996, unpaid priority returns amounted to $10,855,114, $9,127,936, and $6,888,115, respectively.

          Capital Placement Fee
          ---------------------
          The Partnership incurred fees of $202,678 with Paine Webber Mortgage Finance, Inc. with respect to capital raised by the Partnership. This amount has been charged against partners' capital.

Note 3  - RELATED PARTY TRANSACTIONS

          Management Fees
          ---------------
          The Partnership has entered into an agreement with Manekin Corporation, a related entity, to act as management agent for the property. The management agreement provides for a management fee equal to 3% of rent and tenant expense billings.

          Leasing Commissions
          -------------------
          Leasing commissions in the amount of $145,603, $105,387, and $80,786 were paid to related parties during 1998, 1997, and 1996, respectively.

                            GATEWAY 51 PARTNERSHIP
                            ----------------------
                       (A MARYLAND GENERAL PARTNERSHIP)
                       --------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                               DECEMBER 31, 1998
                               -----------------


Note 4  - TAX ACCOUNTING

          Tax accounting differs from financial accounting as follows:


                                                     Current Year       Prior Years           Total
                                                    ---------------    ---------------    ---------------
          Financial Income                              $1,413,067         $4,935,184         $6,348,251
          Additional Depreciation                          (87,820)          (757,466)          (845,286)
          Lease-Up Period Items
              Capitalized for GAAP                             -0-              4,264              4,264
          Allowance for Doubtful Accounts                   95,174                -0-             95,174
          Deferred Rent Receivable                        (128,781)           (73,447)          (202,228)
          Prepaid Property Taxes                              (956)          (105,026)          (105,982)
          Prepaid Tenant Reimbursements                    (95,507)           142,688             47,181
                                                    ---------------    ---------------    ---------------

                  Taxable Income                        $1,195,177         $4,146,197         $5,341,374
                                                    ===============    ===============    ===============


Note 5  - LEASES

          The following is a schedule of future minimum lease payments to be received under noncancelable operating leases at December 31, 1998:

                    Year Ending December 31, 1999            $1,524,603
                                             2000               827,454
                                             2001               726,557
                                             2002               736,016
                                             2003               745,758
                                                             ----------

                                                             $3,814,630
                                                             ==========

To the Partners
Gateway 51 Partnership (A Maryland General Partnership)
Columbia, Maryland


           INDEPENDENT AUDITOR'S REPORT ON SUPPLEMENTARY INFORMATION
           ---------------------------------------------------------


Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information contained on pages 12 and 13 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has not been subjected to the auditing procedures applied in the audits of the basic financial statements, and accordingly, we express no opinion on it.


                                                   /s/  Wolfpoff & Company LLP

                                                        WOLPOFF & COMPANY, LLP


Baltimore, Maryland
January 13, 1999

                            GATEWAY 51 PARTNERSHIP
                            ----------------------
                       (A MARYLAND GENERAL PARTNERSHIP)
                       --------------------------------

                         SCHEDULE OF PARTNERS' CAPITAL
                         -----------------------------

                         YEAR ENDED DECEMBER 31, 1998
                         ----------------------------

                                                                                    NE/           M.O.R. 51
                                             New England      New England       Gateway 51         Gateway
                                            Life Pension        Pension           Limited          Limited
                                            Properties IV     Properties V      Partnership      Partnership          Total
                                           ----------------  ---------------  ----------------  ---------------  ----------------
OWNERSHIP PERCENTAGE
    Through December 31, 1997                        34.75%           15.25%            0.00%           50.00%            100.00%
                                           ================  ===============  ================  ===============  ================
     As of January 1, 1998                           68.11%           29.89%            2.00%            0.00%            100.00%
                                           ================  ===============  ================  ===============  ================

CAPITAL CONTRIBUTIONS
     Prior Years                               $14,086,139      $ 6,181,687       $       -0-      $       -0-       $20,267,826
                                           ----------------  ---------------  ----------------  ---------------  ----------------

CAPITAL PLACEMENT FEE
     Prior Years                                  (106,427)         (96,251)              -0-              -0-          (202,678)
                                           ----------------  ---------------  ----------------  ---------------  ----------------

DISTRIBUTIONS - Note 2
     Prior Years                                (5,969,698)      (2,827,026)              -0-              -0-        (8,796,724)
     Current Year                                 (981,211)        (430,606)              -0-              -0-        (1,411,817)
                                           ----------------  ---------------  ----------------  ---------------  ----------------
                                                (6,950,909)      (3,257,632)              -0-              -0-       (10,208,541)
                                           ----------------  ---------------  ----------------  ---------------  ----------------

ACCUMULATED INCOME
     Prior Years                                 3,429,956        1,505,228               -0-              -0-         4,935,184
     Current Year                                  982,082          430,985               -0-              -0-         1,413,067
                                           ----------------  ---------------  ----------------  ---------------  ----------------
                                                 4,412,038        1,936,213               -0-              -0-         6,348,251
                                           ----------------  ---------------  ----------------  ---------------  ----------------


PARTNERS' CAPITAL, 12/31/98                    $11,440,841      $ 4,764,017       $       -0-      $       -0-       $16,204,858
                                           ================  ===============  ================  ===============  ================


________________

See Independent Auditor's Report on Supplementary Information.

                            GATEWAY 51 PARTNERSHIP
                       (A MARYLAND GENERAL PARTNERSHIP)
                       --------------------------------

          SCHEDULE OF CHANGES IN PARTNERS' CAPITAL - INCOME TAX BASIS
          -----------------------------------------------------------

                         YEAR ENDED DECEMBER 31, 1998
                         ----------------------------

                                                                                    NE/           M.O.R. 51
                                             New England      New England       Gateway 51         Gateway
                                            Life Pension        Pension           Limited          Limited
                                            Properties IV     Properties V      Partnership      Partnership          Total
                                           ----------------  ---------------  ----------------  ---------------  ----------------
OWNERSHIP PERCENTAGE
    Through December 31, 1997                        34.75%           15.25%            0.00%           50.00%            100.00%
                                           ================  ===============  ================  ===============  ================
     As of January 1, 1998                           68.11%           29.89%            2.00%            0.00%            100.00%
                                           ================  ===============  ================  ===============  ================

CAPITAL CONTRIBUTIONS
     Prior Years                               $14,086,139      $ 6,181,687       $       -0-       $      -0-       $20,267,826
                                           ----------------  ---------------  ----------------  ---------------  ----------------

CAPITAL PLACEMENT FEE
     Prior Years                                  (106,427)         (96,251)              -0-              -0-          (202,678)
                                           ----------------  ---------------  ----------------  ---------------  ----------------

DISTRIBUTIONS - Note 2
     Prior Years                                (5,969,698)      (2,827,026)              -0-              -0-        (8,796,724)
     Current Year                                 (981,211)        (430,606)              -0-              -0-        (1,411,817)
                                           ----------------  ---------------  ----------------  ---------------  ----------------
                                                (6,950,909)      (3,257,632)              -0-              -0-       (10,208,541)
                                           ----------------  ---------------  ----------------  ---------------  ----------------

ACCUMULATED INCOME
     Prior Years                                 2,883,779        1,262,418               -0-              -0-         4,146,197
     Current Year                                  830,648          364,529               -0-              -0-         1,195,177
                                           ----------------  ---------------  ----------------  ---------------  ----------------
                                                 3,714,427        1,626,947               -0-              -0-         5,341,374
                                           ----------------  ---------------  ----------------  ---------------  ----------------


PARTNERS' CAPITAL, 12/31/98                    $10,743,230      $ 4,454,751       $       -0-       $      -0-       $15,197,981
                                           ================  ===============  ================  ===============  ================

________________

See Independent Auditor's Report on Supplementary Information.

                             FINANCIAL STATEMENTS
                                 INDEX NO.  3

                   AUDITOR'S REPORT AND FINANCIAL STATEMENTS

                               OF MORF 6 VENTURE




Independent Auditor's Report of Wolpoff and Company, LLP

Balance Sheet - December 31, 1998 and 1997

Statement of Income - For the Years ended December 31, 1998, 1997 and 1996

Statement of Partners' Capital - For the Years ended December 31, 1998, 1997 and 1996

Statement of Cash Flows - For the Years ended December 31, 1998, 1997 and 1996

Notes to Financial Statements

                                MORF 6 VENTURE
                       (A MARYLAND GENERAL PARTNERSHIP)

                               FINANCIAL REPORT

                               DECEMBER 31, 1998

                                MORF 6 VENTURE
                                --------------
                       (A MARYLAND GENERAL PARTNERSHIP)
                       --------------------------------

                                   CONTENTS
                                   --------

                               DECEMBER 31, 1998
                               -----------------

INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS                    1


FINANCIAL STATEMENTS

     Balance Sheet                                                      2

     Statement of Income                                                3

     Statement of Partners' Capital                                     4

     Statement of Cash Flows                                            5

     Notes to Financial Statements                                    6 - 9


INDEPENDENT AUDITOR'S REPORT ON SUPPLEMENTARY INFORMATION              10


SUPPLEMENTARY INFORMATION

     Schedule of Partners' Capital                                     11

     Schedule of Changes in Partners' Capital - Income Tax Basis       12

                    [LETTERHEAD OF WOLPOFF & COMPANY, LLP]


To the Partners
MORF 6 Venture
(A Maryland General Partnership)
Columbia, Maryland


             INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS
             ----------------------------------------------------

We have audited the balance sheet of MORF 6 Venture (A Maryland General Partnership) as of December 31, 1998 and 1997, and the related statements of income, partners' capital, and cash flows for each of the three years ended December 31, 1998, 1997, and 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MORF 6 Venture (A Maryland General Partnership) as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years ended December 31, 1998, 1997, and 1996, in conformity with generally accepted accounting principles.

                                        /s/ Wolpoff & Company, LLP

                                            WOLPOFF & COMPANY, LLP


Baltimore, Maryland
January 12, 1999

                                MORF 6 VENTURE
                                --------------
                       (A MARYLAND GENERAL PARTNERSHIP)
                       --------------------------------

                                 BALANCE SHEET
                                 -------------

                                    ASSETS
                                    ------

                                                                                                   December 31,
                                                                                       -------------------------------------

                                                                                              1998                 1997*
                                                                                       ----------------     ----------------
PROPERTY, AT COST - Note 1
      Buildings and Improvements                                                           $ 4,088,945          $ 4,154,411
      Land and Land Improvements                                                               630,335              630,335
      Deferred Costs - Note 3                                                                  143,782              107,628
                                                                                       ----------------     ----------------
                                                                                             4,863,062            4,892,374
      Less Accumulated Depreciation and Amortization                                          (914,049)            (815,052)
                                                                                       ----------------     ----------------

          PROPERTY, NET                                                                      3,949,013            4,077,322
                                                                                       ----------------     ----------------

OTHER ASSETS
      Cash and Cash Equivalents - Note 1                                                       113,865              183,313
                                                                                       ----------------     ----------------

      Receivable From Tenants                                                                   24,973               15,117
      Allowance for Doubtful Accounts                                                          (22,870)                  -0-
                                                                                       ----------------     ----------------
                                                                                                 2,103               15,117
                                                                                       ----------------     ----------------

      Prepaid Expenses                                                                          29,294               28,803
                                                                                       ----------------     ----------------

          TOTAL OTHER ASSETS                                                                   145,262              227,233
                                                                                       ----------------     ----------------

                                                                                           $ 4,094,275          $ 4,304,555
                                                                                       ================     ================


                                              LIABILITIES AND PARTNERS' CAPITAL


LIABILITIES
      Prepaid Tenant Reimbursements                                                        $    31,211          $    14,441
      Tenant Security Deposits                                                                  22,445               22,445
      Rents Received in Advance                                                                 12,076                7,826
      Accounts Payable                                                                           8,877               10,582
                                                                                       ----------------     ----------------

          TOTAL LIABILITIES                                                                     74,609               55,294

PARTNERS' CAPITAL - Note 2                                                                   4,019,666            4,249,261
                                                                                       ----------------     ----------------

                                                                                           $ 4,094,275          $ 4,304,555
                                                                                       ================     ================

*Prior year balances were adjusted to conform with current year's presentation.
________________

The notes to financial statements are an integral part of this statement.

                                MORF 6 VENTURE
                                --------------
                       (A MARYLAND GENERAL PARTNERSHIP)
                       --------------------------------

                              STATEMENT OF INCOME
                              -------------------

                                                                                     Year Ended December 31,
                                                                      --------------------------------------------------

                                                                           1998             1997              1996
                                                                      ---------------   --------------    --------------
REVENUE
  Gross Rent Potential - Notes 1 and 5                                   $   801,491      $   784,015      $    701,169
  Less Vacancies                                                              66,464          132,236            26,727
                                                                      ---------------   --------------    --------------
      Net Rental Income                                                      735,027          651,779           674,442
  Expense Reimbursements From Tenants                                         92,781           76,286            94,820
  Interest and Other Income                                                   11,139            3,213             2,589
  Release Fee Income                                                             -0-              -0-            90,526
                                                                      ---------------   --------------    --------------

        TOTAL REVENUE                                                        838,947          731,278           862,377
                                                                      ---------------   --------------    --------------

OPERATING EXPENSES
  Real Property Tax                                                           55,967           41,093            40,970
  Building and Grounds Maintenance                                            31,584           32,009            50,117
  Management Fees - Note 3                                                    24,585           22,507            26,849
  Bad Debts                                                                   23,789              -0-               -0-
  General and Administrative                                                  15,720           21,836            19,249
  Utilities                                                                   11,434           17,246            15,738
                                                                      ---------------   --------------    --------------

        TOTAL OPERATING EXPENSES                                             163,079          134,691           152,923
                                                                      ---------------   --------------    --------------

OPERATING INCOME                                                             675,868          596,587           709,454
                                                                      ---------------   --------------    --------------

OTHER EXPENSES
  Depreciation and Amortization                                             (111,321)        (116,945)         (114,666)
  Abandonment of Tenant Improvements - Note 1                                (53,142)        (372,485)              -0-
                                                                      ---------------   --------------    --------------

         TOTAL OTHER EXPENSES                                               (164,463)        (489,430)         (114,666)
                                                                      ---------------   --------------    --------------

NET INCOME - Note 4                                                      $   511,405      $   107,157      $    594,788
                                                                      ===============   ==============    ==============

_____________________

The notes to financial statements are an integral part of this statement.

                                MORF 6 VENTURE
                                --------------
                       (A MARYLAND GENERAL PARTNERSHIP)
                        ------------------------------
                        STATEMENT OF PARTNERS' CAPITAL
                        ------------------------------


                                                                                    Year Ended December 31,
                                                                    --------------------------------------------------------

                                                                         1998                1997                1996
                                                                    ----------------    ----------------    ----------------
CAPITAL CONTRIBUTIONS - Note 2
     Prior Years                                                       $  4,857,000        $  4,857,000        $  4,857,000
                                                                    ----------------    ----------------    ----------------

CAPITAL PLACEMENT FEE - Notes 1 and 2                                       (38,250)            (38,250)            (38,250)
                                                                    ----------------    ----------------    ----------------

DISTRIBUTIONS - Note 2
     Prior Years                                                         (4,567,931)         (4,347,931)         (3,785,931)
     Current Year                                                          (741,000)           (220,000)           (562,000)
                                                                    ----------------    ----------------    ----------------
                                                                         (5,308,931)         (4,567,931)         (4,347,931)
                                                                    ----------------    ----------------    ----------------
ACCUMULATED INCOME
     Prior Years                                                          3,998,442           3,891,285           3,296,497
     Current Year                                                           511,405             107,157             594,788
                                                                    ----------------    ----------------    ----------------
                                                                          4,509,847           3,998,442           3,891,285
                                                                    ----------------    ----------------    ----------------

TOTAL PARTNERS' CAPITAL                                                $  4,019,666        $  4,249,261        $  4,362,104
                                                                    ================    ================    ================

_____________________

The notes to financial statements are an integral part of this statement.

                                MORF 6 VENTURE
                                --------------
                       (A MARYLAND GENERAL PARTNERSHIP)
                       --------------------------------

                            STATEMENT OF CASH FLOWS
                            -----------------------


                                                                                       Year Ended December 31,
                                                                           ------------------------------------------------

                                                                               1998             1997             1996
                                                                           --------------   --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                              $   511,405     $    107,157     $    594,788
                                                                           --------------   --------------   --------------
     Adjustments to Reconcile Net Income
         to Net Cash Provided by Operating Activities
             Depreciation and Amortization                                       111,321          116,945          114,666
             Abandonment of Tenant Improvements                                   53,142          372,485              -0-
             Decrease in Tenant Receivables, Net of Allowance                     13,014            5,455           13,780
             Increase in Prepaid Expenses                                           (491)         (13,647)         (12,796)
             Increase in Prepaid Tenant Reimbursements                            16,770           14,441              -0-
             Increase in Rents Received in Advance                                 4,250              -0-              -0-
             Change in Accounts Payable                                           (1,705)          (1,495)          10,478
                                                                           --------------   --------------   --------------
                 Total Adjustments                                               196,301          494,184          126,128
                                                                           --------------   --------------   --------------

                     Net Cash Provided by Operating Activities                   707,706          601,341          720,916
                                                                           --------------   --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property Improvements                                                           -0-         (262,947)        (142,625)
     Leasing Commissions                                                         (36,154)         (54,802)          (2,638)
     Security Deposits                                                               -0-            2,017           (2,765)
                                                                           --------------   --------------   --------------

                     Net Cash Used by Investing Activities                       (36,154)        (315,732)        (148,028)
                                                                           --------------   --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to Partner                                                   (741,000)        (220,000)        (562,000)
                                                                           --------------   --------------   --------------

                     Net Cash Used by Financing Activities                      (741,000)        (220,000)        (562,000)
                                                                           --------------   --------------   --------------

NET INCREASE (DECREASE)
     IN CASH AND CASH EQUIVALENTS                                                (69,448)          65,609           10,888

CASH AND CASH EQUIVALENTS
     AT BEGINNING OF YEAR                                                        183,313          117,704          106,816
                                                                           --------------   --------------   --------------
CASH AND CASH EQUIVALENTS
     AT END OF YEAR                                                          $   113,865     $    183,313     $    117,704
                                                                           ==============   ==============   ==============

_______________


The notes to financial statements are an integral part of this statement.

                                MORF 6 VENTURE
                                --------------
                       (A MARYLAND GENERAL PARTNERSHIP)
                       --------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                               DECEMBER 31, 1998
                               -----------------

Note 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Organization
          ------------

          MORF 6 Venture (A Maryland General Partnership) (the Partnership) was formed on December 22, 1987, under the Maryland Uniform Partnership Act. The Partnership purchased all of the land and buildings from M.O.R.F. 6 Associates Limited Partnership, a general partner. The buildings were in service and partially leased upon date of purchase.

          Cash and Cash Equivalents
          -------------------------

          The Partnership considers all highly liquid debt instruments purchased with a maturity of 3 months or less to be cash equivalents. The Partnership's cash is held in financial institutions with insurance provided by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. Periodically during the year, the balance exceeded the FDIC insurance limitation.

          Property
          --------

          The Partnership owns and operates two office buildings in Frederick, Maryland, containing approximately 73,000 square feet of leasable area.

          All property is recorded at cost. Information regarding the buildings is as follows:

                                                              Occupancy
                                                --------------------------------------
                  Square
 Building          Feet          Tenants         12/31/98      12/31/97      12/31/96
------------     ----------     -----------     -----------    ----------    ---------
     1              45,000      Multiple            100%            51%           94%
     2              28,000      Multiple            100%           100%           81%
                 ----------

                    73,000                          100%            70%           89%
                 ==========                       =======       ========       =======

During 1998 and 1997, tenant improvements completed in prior years were demolished in order to build out the space for new tenants. The loss on abandonment of tenant improvements is calculated as follows:

                                                              1998              1997
                                                         ---------------   ---------------
Cost                                                           $ 65,466          $480,157
Accumulated Depreciation                                        (12,324)         (107,672)
                                                         ---------------   ---------------

Abandonment of Tenant Improvements                             $ 53,142          $372,485
                                                         ===============   ===============

                                MORF 6 VENTURE
                                --------------
                       (A MARYLAND GENERAL PARTNERSHIP)
                       --------------------------------
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  ------------------------------------------

                               DECEMBER 31, 1998
                               -----------------

Note 1  - Depreciation
          ------------
(Cont.) Building costs are being depreciated using the straight-line method over the estimated useful lives of 50 years. Beginning in January 1998, the Partnership changed depreciation methods for tenant improvements. Tenant improvements are being depreciated using the straight-line method over the life of the tenants' lease; in prior years the improvements were depreciated over 50 years.

          Amortization
          ------------
          Various deferred costs are being amortized as follows:

                                                                 Amortization
                                                  Amount            Period
                                                ----------       ------------
                    Leasing Commissions         $  136,064         1-5 Years
                    Organization Costs               7,718         Complete
                                                ----------

                                                $  143,782
                                                ==========

          Rental Income
          -------------

          Rental income for major leases is being recognized on a straight-line basis over the term of the lease. The excess of the rental income recognized over the amount stipulated in the lease is shown as deferred rent receivable.

          Income Taxes
          ------------

          Partnerships, as such, are not subject to income taxes. The individual partners are required to report their respective shares of partnership income and other tax items on their respective income tax returns.

          Capital Placement Fee
          ---------------------

          The cost incurred for arranging the Partnership's equity has been treated as a reduction of partners' capital (see Note 2).

          Use of Estimates
          ----------------

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.

Note 2  - PARTNERS' CAPITAL

          Capital Investment
          ------------------

          New England Life Pension Properties IV (NELPP IV) has agreed to provide equity up to an amount of $5,150,000 to the Partnership. Of this amount, $5,004,841 was contributed, and in 1991, $293,000 was returned from proceeds of a 1990 land sale. An additional $175,060 was contributed in 1994, and in 1995, capital contributions of $29,901 were returned. Contributed capital totaled $4,857,000, at December 31, 1998, 1997, and 1996.

                                MORF 6 VENTURE
                                --------------
                       (A MARYLAND GENERAL PARTNERSHIP)
                       --------------------------------

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                               DECEMBER 31, 1998
                               -----------------


Note 2 - NELPP IV is entitled to a cumulative priority return of 10%, compounded monthly, on invested capital.
(Cont.)   During 1998, 1997, and 1996, NELPP IV was paid $741,000, $220,000, and
          $562,000, respectively, under this agreement. As of December 31, 1998, 1997, and 1996, the unpaid priority return was $-0-, $228,089, and $-0-, respectively.

          Capital Placement Fee
          ---------------------
          The Partnership incurred fees of $38,250 with Paine Webber Mortgage Finance, Inc. with respect to capital raised by the Partnership. This amount has been charged against capital.

Note 3  - RELATED PARTY TRANSACTIONS

          Management Fees
          ---------------
          The Partnership has entered into an agreement with Manekin Corporation, an affiliated entity, to act as management agent for the property. The management agreement provides for fees equal to 3% of rent and tenant expense billings. For the years ended December 31, 1998, 1997, and 1996, management fees of $24,585, $22,507, and
          $26,849, respectively, were incurred.

          Leasing Commissions
          -------------------
          Leasing commissions of $20,583, $54,802, and $2,638, were paid to related parties during 1998, 1997, and 1996, respectively.

Note 4  - TAX ACCOUNTING

          Tax accounting differs from financial accounting as follows:

                                                                Current            Prior
                                                                 Year              Years             Total
                                                             --------------    ---------------   ---------------
          Financial Income                                       $ 511,405         $3,998,442        $4,509,847
          Additional Depreciation                                  (47,016)          (544,147)         (591,163)
          Real Property
              Taxes Expensed for Tax                                  (728)           (27,619)          (28,347)
          Prepaid Tenant Reimbursements                             16,770             14,441            31,211
          Rents Received in Advance                                 12,076                -0-            12,076
          Additional Gain on Sale
              of Land Recognized for Tax                               -0-             30,594            30,594
          Allowance for Doubtful Accounts                           22,870                -0-            22,870
                                                             --------------    ---------------   ---------------

          Taxable Income                                         $ 515,377         $3,471,711        $3,987,088
                                                             ==============    ===============   ===============

                                MORF 6 VENTURE
                                --------------
                       (A MARYLAND GENERAL PARTNERSHIP)
                       --------------------------------

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                               DECEMBER 31, 1998
                               -----------------

Note 5  - FUTURE MINIMUM LEASE PAYMENTS

          The following is a schedule of future minimum lease payments to be received under noncancelable operating leases at December 31, 1998:

        Year Ending December 31, 1999                   $ 666,438
                                 2000                     303,333
                                 2001                     296,644
                                 2002                      80,420
                                                   ---------------

                                Total                  $1,346,835
                                                   ===============

To the Partners
MORF 6 Venture
(A Maryland General Partnership)
Columbia, Maryland

           INDEPENDENT AUDITOR'S REPORT ON SUPPLEMENTARY INFORMATION
           ---------------------------------------------------------

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information contained on pages 11 and 12 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has not been subjected to the auditing procedures applied in the audits of the basic financial statements, and accordingly, we express no opinion on it.

                                                  /s/ Wolpoff & Company, LLP

                                                      WOLPOFF & COMPANY, LLP



Baltimore, Maryland
January 12, 1999

                                MORF 6 VENTURE
                                --------------
                       (A MARYLAND GENERAL PARTNERSHIP)
                        ------------------------------

                         SCHEDULE OF PARTNERS' CAPITAL
                         -----------------------------

                         YEAR ENDED DECEMBER 31, 1998
                         ----------------------------

                                                                                           M.O.R.F. 6
                                                                      New England          Associates
                                                                      Life Pension          Limited
                                                                     Properties IV        Partnership            Total
                                                                   -------------------   ---------------    ----------------
OWNERSHIP PERCENTAGE                                                      50%                  50%               100%
                                                                    ================        ==========      ================

CAPITAL CONTRIBUTIONS - Note 2
     Prior Years                                                        $ 4,857,000             $ -0-           $ 4,857,000
                                                                    ----------------        ----------      ----------------

CAPITAL PLACEMENT FEE - Notes 1 and 2                                       (38,250)              -0-               (38,250)
                                                                    ----------------        ----------      ----------------

DISTRIBUTIONS - Note 2
     Prior Years                                                         (4,567,931)              -0-            (4,567,931)
     Current Year                                                          (741,000)              -0-              (741,000)
                                                                    ----------------        ----------      ----------------
                                                                         (5,308,931)              -0-            (5,308,931)
                                                                    ----------------        ----------      ----------------

ACCUMULATED INCOME
     Prior Years                                                          3,998,442               -0-             3,998,442
     Current Year                                                           511,405               -0-               511,405
                                                                    ----------------        ----------      ----------------
                                                                          4,509,847               -0-             4,509,847
                                                                    ----------------        ----------      ----------------

TOTAL PARTNERS' CAPITAL                                                 $ 4,019,666             $ -0-           $ 4,019,666
                                                                    ================        ==========      ================

_______________

See Independent Auditor's Report on Supplementary Information.

                                MORF 6 VENTURE
                                --------------
                       (A MARYLAND GENERAL PARTNERSHIP)
                       --------------------------------

          SCHEDULE OF CHANGES IN PARTNERS' CAPITAL - INCOME TAX BASIS
          -----------------------------------------------------------

                         YEAR ENDED DECEMBER 31, 1998
                         ----------------------------

                                                                                           M.O.R.F. 6
                                                                      New England          Associates
                                                                      Life Pension          Limited
                                                                     Properties IV        Partnership            Total
                                                                   -------------------   ---------------    ----------------
OWNERSHIP PERCENTAGE                                                             50%              50%                   100%
                                                                    ================        ==========      ================

CAPITAL CONTRIBUTIONS - Note 2
     Prior Years                                                        $ 4,857,000           $   -0-           $ 4,857,000
                                                                    ----------------        ----------      ----------------

CAPITAL PLACEMENT FEE - Notes 1 and 2                                       (38,250)              -0-               (38,250)
                                                                    ----------------        ----------      ----------------

DISTRIBUTIONS - Note 2
     Prior Years                                                         (4,567,931)              -0-            (4,567,931)
     Current Year                                                          (741,000)              -0-              (741,000)
                                                                    ----------------        ----------      ----------------
                                                                         (5,308,931)              -0-            (5,308,931)
                                                                    ----------------        ----------      ----------------

ACCUMULATED INCOME - Note 4
     Prior Years                                                          3,471,711               -0-             3,471,711
     Current Year                                                           515,377               -0-               515,377
                                                                    ----------------        ----------      ----------------
                                                                          3,987,088               -0-             3,987,088
                                                                    ----------------        ----------      ----------------

TOTAL PARTNERS' CAPITAL                                                 $ 3,496,907           $   -0-           $ 3,496,907
                                                                    ================        ==========      ================


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

10EE.      First Amendment to Promissory Note and Joint Venture          *
           Interest Pledge and Security Agreement dated and effective as of January 1, 1990 by and between Hewson Properties,
           Inc. and the Registrant.

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

                                 EXHIBIT INDEX
                                 -------------

Exhibit                                                                                   PAGE
Number                                                                                   NUMBER
-------                                                                                  ------
10NN.      Allonge to Promissory Note dated May 1, 1992, by and between Lee-              *
           Oxford * Partnership and the Registrant.

10OO.      Purchase and Sale Agreement and Escrow Instructions by and between             *
           Rancho Cucamonga No. 1 Associates, a California general partnership and APT- Cabot California, Inc., a Delaware corporation dated as of November
           30, 1994.

10PP.      Amended and Restated Joint Venture Agreement of Rancho Road Associates         *
           between New England Life Pension Properties IV, a Real Estate Limited
           Partnership and Commerce Centre Partners dated January 1, 1995.


10QQ.      Fourth  Amendment to Decatur TownCenter II Associates Joint Venture            *
           Agreement dated as of August 15, 1995 between Decatur TownCenter
           Associates LTD., and the Registrant.

10RR.      Letter Agreement dated as of January 1, 1996 by and between the                *
           Registrant and Hewson Properties, Inc.

10SS.      Amended and Restated Pooling Agreement dated as of December 1, 1995            *
           by and among the Registrant, Montgomery-Oxford Associates Limited
           Partnership, Waters Landing-Oxford Associates Limited Partnership and
           related documents dated as of December 1, 1995 and May 14, 1996.


10TT.      Tenancy in Common Agreement dated as of December 30, 1996 by and               *
           among the Registrant and Hewson Properties, Inc.

27.        Financial Data Schedule



_______________________________________________________
* Previously filed and incorporated herein by reference