Form 10-Q
period 1999-03-31
NEW ENGLAND LIFE PENSION PROPERTIES IV
filed 1999-05-13
CIK 779742

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 ------------
                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

    ----------------------------------------------------------------------

For Quarter Ended March 31, 1999                  Commission File Number 0-15429


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



    ----------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report

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

                                   FORM 10-Q

                       FOR QUARTER ENDED MARCH 31, 1999

                                     PART I

                             FINANCIAL INFORMATION
                             ---------------------

BALANCE SHEETS


                                    March 31, 1999   December 31, 1998
                                     (Unaudited)         (Audited)
                                     -----------        -----------

ASSETS

Real estate investments:
  Joint ventures                     $15,613,233        $15,666,643
  Property, net                        8,949,523          9,106,457
                                     -----------        -----------
                                      24,562,756         24,773,100

Cash and cash equivalents              6,022,258          5,932,931
                                     -----------        -----------
                                     $30,585,014        $30,706,031
                                     ===========        ===========



LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                     $   146,392        $   145,103
Accrued management fee                    28,803             32,314
Deferred management and
  disposition fees                     4,258,200          4,229,398
                                     -----------        -----------
Total liabilities                      4,433,395          4,406,815
                                     -----------        -----------

Partners' capital (deficit):
  Limited partners ($422
     per unit; 120,000 units
     authorized, 94,997 units
     issued and outstanding)          26,195,808         26,341,929
  General partners                       (44,189)           (42,713)
                                     -----------        -----------
Total partners' capital (deficit)     26,151,619         26,299,216
                                     -----------        -----------

                                     $30,585,014        $30,706,031
                                     ===========        ===========


               (See accompanying notes to financial statements)


STATEMENTS OF OPERATIONS
(Unaudited)

                                          Quarter Ended March 31,
                                         ------------------------
                                             1999        1998
                                         ------------------------
INVESTMENT ACTIVITY

Property rentals                          $ 526,106   $ 818,302
Property operating expenses                (262,886)   (373,781)
Depreciation and amortization               (83,830)   (153,408)
                                          ---------   ---------
                                            179,390     291,113

Joint venture earnings                      376,437     303,979
Amortization                                 (1,327)     (1,327)
                                          ---------   ---------

  Total real estate operations              554,500     593,765

Interest on cash equivalents
  and short term investments                 69,115      87,112
                                          ---------   ---------
  Total investment activity                 623,615     680,877
                                          ---------   ---------

PORTFOLIO EXPENSES

Management fee                               57,606      68,424
General and administrative                   60,141      88,133
                                          ---------   ---------
                                            117,747     156,557
                                          ---------   ---------



Net Income                                $ 505,868   $ 524,320
                                          =========   =========

Net income per limited
  partnership unit                            $5.27       $5.46
                                          =========   =========

Cash distributions per
  limited partnership unit                    $6.81       $8.40
                                          =========   =========

Number of limited partnership
  units outstanding during
  the period                                 94,997      94,997
                                          =========   =========


                (See accompanying notes to financial statements)

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)


                                 Quarter Ended March 31,
                          ------------------------------------
                            1999                       1998
                          ---------                  ---------

                    General      Limited       General       Limited
                    Partners     Partners      Partners      Partners
                   ---------    -----------    ---------    -----------
Balance at
beginning of
period             $(42,713)    $26,341,929    $(67,328)    $33,594,888


Cash
distributions        (6,535)       (646,930)     (8,060)       (797,974)


NET INCOME            5,059         500,809       5,243         519,077
                   ---------    -----------    ---------    -----------


Balance at
end of period      $(44,189)    $26,195,808    $(70,145)    $33,315,991
                   =========    ===========    =========    ===========

               (See accompanying notes to financial statements)

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                Quarter Ended March 31,
                                                -----------------------
                                                    1999        1998
                                                -----------  ----------
Net cash provided by operating activities       $  742,792   $  703,870
                                                ----------   ----------

Cash flows from investing activities:
     Investment in property                              -      (18,845)
     Decrease in short-term investments, net             -    2,838,711
     Loan Repayment by joint venture partner             -      136,437
                                                ----------   ----------
             Net cash provided by
             investing activities                        -    2,956,303
                                                ----------   ----------

Cash flows from financing activity:
     Distributions to partners                    (653,465)    (806,034)
                                                ----------   ----------

             Net increase in
             cash and cash equivalents              89,327    2,854,139

Cash and cash equivalents:
     Beginning of period                         5,932,931    4,017,473
                                                ----------   ----------

     End of period                              $6,022,258   $6,871,612
                                                ==========   ==========



                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1999 and December 31, 1998 and the results of its operations, its cash flows and partners' capital (deficit) for the interim periods ended March 31, 1999 and 1998. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1998 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

     New England Life Pension Properties IV; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other organizations intended to be exempt from federal income tax. The Partnership commenced operations in May, 1986 and acquired the three real estate investments it currently owns prior to the end of 1987. It intends to dispose of the investments within twelve years of their acquisition, and then liquidate; however, the managing general partner could extend the investment period if it is considered to be in the best interest of the limited partners. The Partnership has engaged AEW Real Estate Advisors, Inc. (the "Advisor") to provide asset management advisory services.


NOTE 2 - REAL ESTATE JOINT VENTURES
-----------------------------------


     The following summarized financial information is presented in the aggregate for the Partnership's two joint ventures:

                            Assets and Liabilities
                            ----------------------


                                     March 31, 1999  December 31, 1998
                                     --------------  -----------------
Assets

     Real property, at cost less
         accumulated depreciation
         of $2,837,335 and
         $2,743,676, respectively       $19,804,930        $19,830,637
     Other                                  786,280            888,075
                                        -----------        -----------
                                         20,591,210         20,718,712

Liabilities                                 331,001            339,188
                                        -----------        -----------

Net Assets                              $20,260,209        $20,379,524
                                        ===========        ===========

                             Results of Operations

                                  Quarter ended March 31,
                                  -----------------------
                                     1999         1998
                                  -----------  ----------
Revenue
 Rental income                       $637,815    $640,710
 Other income                         128,049       2,937
                                     --------    --------
                                      765,864     643,647
                                     --------    --------

Expenses
 Operating expenses                   195,519     159,637
 Depreciation and amortization         93,659      93,659
                                     --------    --------
                                      289,178     253,296
                                     --------    --------

Net income                           $476,686    $390,351
                                     ========    ========

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

     In connection with the ownership restructuring of the Reflections investment, the Partnership agreed to release the affiliate of the venture partner from its guarantee upon payment to the Partnership of $650,000. The Partnership received $250,000 at the time the agreement was executed. During the third quarter of 1996, the Partnership received an additional $263,563. The final payment of $136,437 was received during the first quarter of 1998. The first payment was accounted for as a reduction of previously accrued investment income. The second and third payments were accounted for as a reduction of the Partnership's investment in the property.

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

     On February 28, 1998, the Partnership executed a purchase and sale agreement to purchase the tenancy-in-common interest of its former venture partner in the Metor Business Center. The Partnership finalized the acquisition on July 17, 1998. The purchase price was $7,113,255 and was paid by the Partnership as follows: (i) a portion of the purchase price was paid through the discharge of all outstanding amounts, including but not limited to accrued but unpaid interest, owed by the former venture partner to the Partnership under the loan made by the Partnership to the former venture partner in connection with
the original acquisition of the property and   (ii) the Partnership paid the
remainder of the purchase price in cash in the amount of $2,210.

     On September 23, 1998, the Metro Business Center was sold to an institutional buyer which was unaffiliated with the Partnership. The gross sale price was $9,900,000. The Partnership received net proceeds totaling $9,680,132, after closing costs and recognized a gain of $3,706,950 ($38.63 per limited partnership unit). A disposition fee of $297,000 was accrued but not paid to the Advisor. On October 29, 1998, the Partnership made a capital distribution of $9,689,694 ($102 per limited partnership unit) from the proceeds of the sale.

     The following is a summary of the Partnership's wholly-owned investment:

                                      March 31, 1999   December 31, 1998
                                      ---------------  ------------------
     Land                                $ 1,538,883          $1,538,883
     Buildings and improvements
       and other capitalized costs         8,383,001           8,383,001
     Accumulated depreciation and
       amortization                       (1,015,837)           (932,007)
     Net operating liabilities                43,476             116,580
                                         -----------          ----------
                                         $ 8,949,523          $9,106,457
                                         ===========          ==========

NOTE 4 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended March 31, 1999 were made on April 29, 1999 in the aggregate amount of $582,456 ($6.07 per limited partnership unit).

Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of units of limited partnership interest in December, 1986. A total of 94,997 units were sold. The Partnership received proceeds of $85,677,259, net of selling commissions and other offering costs, which have been invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. The Partnership made nine real estate investments. Six investments have been sold; one each in 1988, 1993, 1994, 1996, 1997 and 1998. As a result of the sale, and similar transactions, capital of $54,908,266 ($578 per limited partnership unit) has been returned to the limited partners through March 31, 1999.

     At March 31, 1999, the Partnership had $6,022,258 in cash and cash equivalents, of which $582,456 was used for cash distributions to partners on April 29, 1999; the remainder will primarily be used for working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and invested cash and cash equivalents. Distributions of cash from operations for the first quarter of 1999 were made at the annualized rate of 5.75% on the adjusted capital contribution of $422 per limited partnership unit. Distributions of cash from operations relating to the first quarter of 1998 were made at the annualized rate of 5.5% on the adjusted capital contribution of $524 per limited partnership unit.

     The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At March 31, 1999, appraised values exceeded the related carrying values by an aggregate of approximately $5,800,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.


Year 2000 Readiness Disclosure
------------------------------

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

     The Partnership currently does not have a contingency plan in the event of a particular provider or system not being Year 2000 compliant. Such a plan will be developed if it becomes clear that a provider (including AEW Capital Management) is not going to achieve its scheduled compliance objectives by June 30, 1999. The inability of one of these providers to complete its Year 2000 resolution process could materially impact the Partnership. In addition, the Partnership is also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. Given the nature of its operations, the Partnership will not incur any costs associated with Year 2000 compliance. All such costs are borne by AEW Capital Management and the property managers.

Results of Operations
---------------------

     At March 31, 1999, two of the investments in the portfolio are structured as joint ventures with real estate development/management firms, and in one case, with an affiliate of the Partnership. The Reflections Apartments investment is a wholly-owned property.


Operating Factors

     Columbia Gateway Corporate Park was 100% occupied at March 31, 1999 and March 31, 1998. Ownership of the Columbia Gateway Corporate Park joint venture has been restructured whereby the Partnership and its affiliate have obtained full control over the business of the joint venture. This restructuring was effective January 1, 1998.

     Occupancy at Reflections Apartments ended the first quarter of 1999 at 97%, which is consistent with the quarter ended March 31, 1998.

     As discussed, Metro Business Center was sold on September 23, 1998 and the Partnership recognized a gain of $3,706,950. At the time of sale the property was 100% leased.

     Occupancy at 270 Technology Center was 96% at March 31, 1999, up from 70% at March 31, 1998.

Investment Activity

     Interest on cash equivalents and short-term investments decreased by approximately $18,000 or 21% between the first quarter of 1998 and 1999. The decrease is primarily due to lower average invested balances as a result of the sale of Metro Business Center in 1998.

     Real estate operating activity for the period ended March 31, 1999 was $554,500 compared to $593,765 for the comparable period in 1998. The decrease is primarily due to the sale of Metro Business Center in September, 1998. This is partially offset by increases in operating performance by Columbia Gateway due to fewer rent concessions in 1999 and lower vacancy at 270 Technology Center.

     Operating cash flow increased $38,922 between the first quarter of 1998 and 1999, primarily due to increases in distributions from joint ventures and changes in working capital.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

     The Partnership management fee decreased approximately $11,000 between the first quarter of 1998 and 1999 due to a decrease in distributions as a result of the sale of Metro Business Center in 1998. General and administrative expenses decreased approximately $28,000 or 32% due primarily to a reduction in legal fees and investor servicing fees between the first quarter of 1998 and 1999.

                    NEW ENGLAND LIFE PENSION PROPERTIES IV;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                       FOR QUARTER ENDED MARCH 31, 1999

                                    PART II

                               OTHER INFORMATION
                              -------------------



Item 6. Exhibits and Reports on Form 8-K

              a.    Exhibits: (27) Financial Data Schedule

              b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended March 31, 1999

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


                              NEW ENGLAND LIFE PENSION PROPERTIES IV;
                              A REAL ESTATE LIMITED PARTNERSHIP
                              (Registrant)



May 13, 1999
                              /s/ J. Christopher Meyer III
                              -------------------------------
                                J. Christopher Meyer III
                                President, Chief Executive Officer
                                and Director of the Managing General Partner, Fourth Copley Corp.



May 13, 1999
                             /s/ Karin J. Lagerlund
                             --------------------------------
                               Karin J. Lagerlund
                               Principal Financial and Accounting
                               Officer of Managing General Partner,
                               Fourth Copley Corp.