Form 10-Q
period 1999-06-30
NEW ENGLAND LIFE PENSION PROPERTIES IV
filed 1999-08-11
CIK 779742

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

For Quarter Ended June 30, 1999                  Commission File Number 0-15429


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

                                   FORM 10-Q

                        FOR QUARTER ENDED JUNE 30, 1999

                                     PART I

                             FINANCIAL INFORMATION
                            -----------------------

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS

                                    June 30, 1999      December 31, 1998
                                     (Unaudited)         (Audited)
                                    -------------      -----------------

ASSETS

Real estate investments:
   Joint ventures                     $15,626,635         $15,666,643
   Property, net                                -           9,106,457
   Property held for disposition        8,903,583                   -
   Other assets                            15,440                   -
                                      -----------         -----------
                                       24,545,658          24,773,100

Cash and cash equivalents               6,027,260           5,932,931
                                      -----------         -----------
                                      $30,572,918         $30,706,031
                                      ===========         ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                      $   107,787         $   145,103
Accrued management fee                     28,803              32,314
Deferred management and
   disposition fees                     4,287,003           4,229,398
                                      -----------         -----------
Total liabilities                       4,423,593           4,406,815
                                      -----------         -----------

Partners' capital (deficit):
   Limited partners ($422
     per unit; 120,000 units
     authorized, 94,997 units
     issued and outstanding)           26,193,538          26,341,929
   General partners                       (44,213)            (42,713)
                                      -----------         -----------
Total partners' capital (deficit)      26,149,325          26,299,216
                                      -----------         -----------

                                      $30,572,918         $30,706,031
                                      ===========         ===========

          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(Unaudited)

                                  Three Months Ended   Six Months Ended   Three Months Ended   Six Months Ended
                                    June 30, 1999       June 30, 1999        June 30, 1998      June 30, 1998
                                    -------------       -------------        -------------      -------------
INVESTMENT ACTIVITY

Property rentals                        $ 500,816          $1,026,922            $ 834,263         $1,652,565
Property operating expenses              (289,681)           (552,567)            (328,450)          (702,231)
Depreciation and amortization                   -             (83,830)            (155,403)          (308,811)
                                        ---------          ----------            ---------         ----------
                                          211,135             390,525              350,410            641,523

Joint venture earnings                    443,249             819,686              422,650            726,629
Amortization                               (1,327)             (2,654)              (1,327)            (2,654)
                                        ---------          ----------            ---------         ----------

  Total real estate operations            653,057           1,207,557              771,733          1,365,498

Interest on cash equivalents
  and short term investments               71,194             140,309               87,637            174,749
                                        ---------          ----------            ---------         ----------
  Total investment activity               724,251           1,347,866              859,370          1,540,247
                                        ---------          ----------            ---------         ----------

Portfolio Expenses

Management fee                             57,605             115,211               68,425            136,849
General and administrative                 86,483             146,624               83,090            171,223
                                        ---------          ----------            ---------         ----------
                                          144,088             261,835              151,515            308,072
                                        ---------          ----------            ---------         ----------


Net Income                              $ 580,163          $1,086,031            $ 707,855         $1,232,175
                                        =========          ==========            =========         ==========

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP



Net income per limited
   partnership unit               $  6.05    $ 11.32    $  7.38    $ 12.84
                                  =======    =======    =======    =======

Cash distributions per
   limited partnership unit       $  6.07    $ 12.88    $  7.21    $ 15.61
                                  =======    =======    =======    =======

Number of limited partnership
   units outstanding during
   the period                      94,997     94,997     94,997     94,997
                                  =======    =======    =======    =======


          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP


STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                      Three Months Ended            Six Months Ended           Three Months Ended            Six Months Ended
                        June 30, 1999                June 30, 1999               June 30, 1998                June 30, 1998
                     --------------------           ----------------           ------------------            ----------------

                   General        Limited        General       Limited       General      Limited        General        Limited
                   Partners       Partners       Partners      Partners      Partners     Partners       Partners       Partners
                  ----------    ------------    -----------  ------------  -----------  -------------   ----------    -------------
Balance at
beginning of
period             $ (44,189)    $26,195,808     $ (42,713)   $26,341,929   $ (70,145)   $ 33,315,991    $ (67,328)    $ 33,594,888


Cash
distributions         (5,825)       (576,632)      (12,360)    (1,223,562)     (6,918)       (684,928)     (14,978)      (1,482,902)


Net income             5,801         574,362        10,860      1,075,171       7,079         700,776       12,322        1,219,853
                  ----------    ------------    -----------  ------------  -----------  -------------   ----------    -------------

Balance at
end of period      $ (44,213)    $26,193,538     $ (44,213)   $26,193,538   $ (69,984)   $ 33,331,839    $ (69,984)    $ 33,331,839
                  ==========    ============    ===========  ============  ===========  =============   ==========    =============


         (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)


                                               Six Months Ended June 30,
                                              -------------------------
                                                  1999         1998
                                              -----------   -----------


Net cash provided by operating
   activities                                 $ 1,330,251   $ 1,501,792
                                              -----------   -----------

Cash flows from (used in) investing activities:
   Investment in property                               -       (47,339)
   Decrease in short-term
      investments, net                                  -     2,838,711
   Loan repayment by joint venture partner              -       136,437
                                              -----------   -----------
         Net cash provided by
         investing activities                           -     2,927,809
                                              -----------   -----------

Cash flows from financing activity:
   Distributions to partners                   (1,235,922)   (1,497,880)
                                              -----------   -----------

         Net increase in
         cash and cash equivalents                 94,329     2,931,721
Cash and cash equivalents:
   Beginning of period                          5,932,931     4,017,473
                                              -----------   -----------

   End of period                              $ 6,027,260   $ 6,949,194
                                              ===========   ===========


          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1999 and December 31, 1998 and the results of its operations, its cash flows and partners' capital (deficit) for the three and six months ended June 30, 1999 and 1998. These adjustments are of a normal recurring nature.

     See notes to unaudited financial statements included in the Partnership's 1998 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

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

                            Assets and Liabilities
                            ----------------------

                                       June 30, 1999      December 31, 1998
                                       -------------      -----------------
Assets

     Real property, at cost less
         accumulated depreciation
         of $2,930,994 and
         $2,743,676, respectively      $19,898,843        $19,830,637
     Other                                 651,409            888,075
                                       -----------        -----------
                                        20,550,252         20,718,712

Liabilities                                194,090            339,188
                                       -----------        -----------

Net Assets                             $20,356,162        $20,379,524
                                       ===========        ===========

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

                                   Results of Operations

                                         Six Months ended June 30,
                                         -------------------------
                                             1999         1998
                                             ----         ----
Revenue
     Rental income                        $1,569,247   $1,418,150
     Other income                             13,331        8,815
                                          ----------   ----------
                                           1,582,578    1,426,965
                                          ----------   ----------
Expenses
     Operating expenses                      356,622      320,829
     Depreciation and amortization           187,318      187,318
                                          ----------   ----------
                                             543,940      508,147
                                          ----------   ----------

Net income                                $1,038,638   $  918,818
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

     In connection with the ownership restructuring, the Partnership agreed to release an affiliate of the venture partner from its guarantee upon payment to the Partnership of $650,000. The Partnership received $250,000 at the time the agreement was executed. During the third quarter of 1996, the Partnership received an additional $263,563. The final payment of $136,437 was received during the first quarter of 1998. The first payment was accounted for as a reduction of previously accrued investment income. The second and third payments were accounted for as a reduction of the Partnership's investment in the property.

     In mid June 1999, a Purchase and Sale agreement was executed by the owning partnership to sell the Reflections investment. Although there can be no assurance that this sale will occur, it is expected to be concluded during the third quarter of 1999. This investment has been classified as Property Held for Disposition at June 30, 1999.

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP


     The following is a summary of the Partnership's wholly-owned investment:


                                         June 30, 1999     December 31, 1998
                                         -------------     ------------------
     Land                                $           -       $    1,538,883
     Buildings and improvements
       and other capitalized costs                   -            8,383,001
     Accumulated depreciation and
       amortization                                  -             (932,007)
       Net operating liabilities                     -              116,580
       Property, held for disposition        8,903,583                    -
                                         -------------       --------------
                                         $   8,903,583       $    9,106,457
                                         =============       ==============


NOTE 4 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended June 30, 1999 were made on July 29, 1999 in the aggregate amount of $582,456 ($6.07 per limited partnership unit).

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of units of limited partnership interest in December, 1986. A total of 94,997 units were sold. The Partnership received proceeds of $85,677,259, net of selling commissions and other offering costs, which have been invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. The Partnership made nine real estate investments. Six investments have been sold: one each in 1988, 1993, 1994, 1996, 1997 and 1998. As a result of the sales, capital of $54,908,266($578 per limited partnership unit) has been returned to the limited partners through June 30, 1999.

     At June 30, 1999, the Partnership had $6,027,260 in cash and cash equivalents, of which $582,456 was used for cash distributions to partners on July 29, 1999; the remainder will primarily be used for working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and invested cash and cash equivalents. Distributions of cash from operations for the first and second quarters of 1999 were made at the annualized rate of 5.75% on the adjusted capital contribution of $422 per limited partnership unit. Distributions of cash from operations relating to the first and second quarters of 1998 were made at the annualized rate of 5.5% on the adjusted capital contribution of $524 per limited partnership unit.

     The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to the estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At June 30, 1999, appraised values exceeded the related carrying values by an aggregate of approximately $5,400,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

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

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

     The Partnership relies on AEW Capital Management L.P. ("AEW Capital Management"), the parent of AEW Real Estate Advisors, Inc., to generate financial information and to provide other services, which are dependent on the use of computers. The Partnership has obtained assurances from AEW Capital Management that:

     . AEW Capital Management has developed a Year 2000 Plan (the "Plan") consisting of five phases: inventory, assessment, testing, remediation/repair and certification.

     . As of September 30, 1998, AEW Capital Management had completed the inventory and assessment phases of this Plan and had commenced the testing and remediation/repair of internal systems.

     . AEW Capital Management concluded the internal testing, remediation/repair and certifications of its Plan in June 1999.

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

     The Partnership is developing a contingency plan in the event of a particular provider or system not being Year 2000 compliant. The inability of one of these providers to complete its Year 2000 resolution process could materially impact the Partnership. In addition, the Partnership is also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. Given the nature of its operations, the Partnership will not incur any costs associated with Year 2000 compliance. All such costs are borne by AEW Capital Management and the property managers.

Results of Operations
---------------------

     At June 30, 1999, two of the investments in the portfolio are structured as joint ventures with a real estate development/management firm, one of which is with an affiliate of the Partnership. The Reflections Apartments is a wholly-owned property. Metro Business Center, which was sold in September 1998, was a wholly-owned property.

Operating Factors

     Columbia Gateway Corporate Park was 100% occupied at June 30, 1999 and June 30, 1998.

     Occupancy at Reflections Apartments ended the second quarter of 1999 at 94%, which is consistent with the quarter ended June 30, 1998.

     Metro Business Center was sold on September 23, 1998 and the Partnership recognized a gain of $3,706,950. At the time of sale the property was 100% leased.

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

     Occupancy at 270 Technology Center was 100% at June 30, 1999 and June 30, 1998.

Investment Activity

     Interest on cash equivalents and short-term investments for the three and six months ended June 30, 1999, was $71,194 and $140,309, respectively, compared to $87,637 and $174,749 for the same periods in 1998. The decreases of approximately $16,000 and $ 34,000 for the comparative three and six month periods are primarily due to lower average investment balances in 1999 as a result of the sale of Metro Business Park in September 1998.

     For the three and six months ended June 30, 1999, operating results from real estate operations were $653,057 and $1,207,557, respectively, compared to $771,733 and $1,365,498 for the comparable periods in 1998. The decreases of $118,676 and $157,941 for the comparative three and six month periods are primarily due to the sale of Metro Business Center in September, 1998. This is partially offset by increases in operating performance by Columbia Gateway and 270 Technology Center due to fewer rent concessions in 1999 and higher occupancy, respectively.

     Operating cash flow decreased $171,541 between the six months ended June 30, 1998 and June 30, 1999, which is consistent with the decrease in operating activity discussed above.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

     For the three and six months ended June 30, 1999, management fees were $57,605 and $115,211, respectively, compared to $68,425 and $136,849 for the comparable periods in 1998. The decreases in management fees for the respective three and six month periods are due to lower operational cash distributions as a result of the sale of Metro Business Center in September 1998.

     General and administrative expenses for the three and six months ended June 30, 1999 were $86,483 and $146,624, respectively, compared to $83,090 and $171,223 for the same periods in 1998. The increase of approximately $3,300 or 4% for the three month periods is primarily due to an increase in accounting fees, in the second quarter of 1999, associated with the 1998 audit of Metro Business Center, which was sold in September 1998. For the respective six month periods, expenses decreased approximately $25,000 or 14% due primarily to decreases in legal, printing and investor servicing fees.

                    NEW ENGLAND LIFE PENSION PROPERTIES IV;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                        FOR QUARTER ENDED JUNE 30, 1999

                                    PART II

                               OTHER INFORMATION
                              -------------------



     Item 6. Exhibits and Reports on Form 8-K

                  a.    Exhibits:   None.

                  b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended June 30, 1999.

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


                              NEW ENGLAND LIFE PENSION PROPERTIES IV;
                              A REAL ESTATE LIMITED PARTNERSHIP
                              (Registrant)



August 11, 1999
                              /s/ Alison Husid Cutler
                              -------------------------------
                                Alison Husid Cutler
                                President, Chief Executive Officer
                                and Director of the Managing General Partner, Fourth Copley Corp.



August 11, 1999
                              /s/ Karin J. Lagerlund
                              --------------------------------
                                Karin J. Lagerlund
                                Principal Financial and Accounting
                                Officer of Managing General Partner,
                                Fourth Copley Corp.