Form 10-Q
period 1999-09-30
NEW ENGLAND LIFE PENSION PROPERTIES IV
filed 1999-11-12
CIK 779742

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  ------------
                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        ---------------------------------------------------------------

For Quarter Ended September 30, 1999            Commission File Number 0-15429


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

                                   FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 1999

                                     PART I

                             FINANCIAL INFORMATION
                             ---------------------

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS

                                          September 30, 1999   December 31, 1998
                                              (Unaudited)          (Audited)
                                          -------------------  ------------------
ASSETS

Real estate investments:
  Joint ventures                                 $ 4,301,103         $15,666,643
  Property, net                                            -           9,106,457
                                                 -----------         -----------
                                                   4,301,103          24,773,100

  Joint venture, held for disposition             11,506,397                   -

  Other net assets                                   146,489                   -

Cash and cash equivalents                         18,656,254           5,932,931
                                                 -----------         -----------
                                                 $34,610,243         $30,706,031
                                                 ===========         ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                 $   155,839         $   145,103
Accrued management fee                               146,719              32,314
Deferred management and
  disposition fees                                 4,680,003           4,229,398
                                                 -----------         -----------
Total liabilities                                  4,982,561           4,406,815
                                                 -----------         -----------
Partners' capital (deficit):
  Limited partners ($422
     per unit; 120,000 units
     authorized, 94,997 units
     issued and outstanding)                      29,637,112          26,341,929
  General partners                                    (9,430)            (42,713)
                                                 -----------         -----------
Total partners' capital                           29,627,682          26,299,216
                                                 -----------         -----------
                                                 $34,610,243         $30,706,031
                                                 ===========         ===========

           (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(Unaudited)                       Three Months Ended    Nine Months Ended   Three Months Ended    Nine Months Ended
                                  September 30, 1999   September 30, 1999   September 30, 1998   September 30, 1998
                                  ------------------   ------------------   ------------------   ------------------
INVESTMENT ACTIVITY

Property rentals                          $  453,427           $1,480,349           $  818,051          $ 2,470,616
Property operating expenses                 (336,881)            (889,448)            (353,870)          (1,056,101)
Depreciation and amortization                      -              (83,830)            (156,619)            (465,430)
                                          ----------           ----------           ----------          -----------
                                             116,546              507,071              307,562              949,085

Joint venture earnings                       610,712            1,430,398              421,516            1,148,145
Amortization                                  (1,327)              (3,981)              (1,327)              (3,981)
                                          ----------           ----------           ----------          -----------

  Total real estate operations               725,931            1,933,488              727,751            2,093,249

Gain on sale of Property                   3,474,005            3,474,005            3,756,918            3,756,918
                                          ----------           ----------           ----------          -----------
  Total real estate activity               4,199,936            5,407,493            4,484,669            5,850,167

Interest on cash equivalents
 and short term investments                   80,065              220,374               99,913              274,662
                                          ----------           ----------           ----------          -----------
  Total investment activity                4,280,001            5,627,867            4,584,582            6,124,829
                                          ----------           ----------           ----------          -----------
Portfolio Expenses

Management fee                               146,719              261,930              132,294              269,143
General and administrative                    72,468              219,092               74,594              245,817
                                          ----------           ----------           ----------          -----------
                                             219,187              481,022              206,888              514,960
                                          ----------           ----------           ----------          -----------
Net Income                                $4,060,814           $5,146,845           $4,377,694          $ 5,609,869
                                          ==========           ==========           ==========          ===========
Net income per limited partnership
  unit                                    $    42.32           $    53.64           $    45.62          $     58.46
                                          ==========           ==========           ==========          ===========
Cash distributions per
  limited partnership unit                $     6.07           $    18.95           $     7.21          $     22.82
                                          ==========           ==========           ==========          ===========
Number of limited partnership
  units outstanding during the period         94,997               94,997               94,997               94,997
                                          ==========           ==========           ==========          ===========

          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL (Deficit)
(Unaudited)

                       Three Months Ended          Nine Months Ended            Three Months Ended          Nine Months Ended
                       September 30, 1999          September 30, 1999           September 30, 1998          September 30, 1998
                     -----------------------    --------------------------    ------------------------    -----------------------
                      General     Limited       General        Limited        General       Limited        General      Limited
                      Partners    Partners      Partners       Partners       Partners      Partners       Partners     Partners
                      --------    --------      --------       --------       --------      --------       --------     --------
Balance at
beginning of
period                $(44,213)    $26,193,538    $(42,713)    $26,341,929    $ (69,984)    $33,331,839    $(67,328)    $33,594,888

Cash
distributions           (5,825)       (576,632)    (18,185)     (1,800,194)      (6,918)       (684,928)    (21,896)     (2,167,830)

Net income              40,608       4,020,206      51,468       5,095,377       43,777       4,333,917      56,099       5,553,770
                      --------     -----------    --------     -----------     --------     -----------    --------     -----------
Balance at
end of period         $ (9,430)    $29,637,112    $ (9,430)    $29,637,112     $(33,125)    $36,980,828    $(33,125)    $36,980,828
                      ========     ===========    ========     ===========     ========     ===========    ========     ===========


          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                     Nine Months Ended September 30,
                                                     --------------------------------
                                                        1999                 1998
                                                     --------------------------------
Net cash provided by operating activities            $ 1,768,650          $ 2,263,754
                                                     -----------          -----------
Cash flows from investing activities:
  Net proceeds from sale of investment                12,380,052            9,433,100
  Deferred disposition fee                               393,000              297,000
  Loan repayment by joint venture partner                     --              136,437
  Investment in property                                      --              (64,811)
  Decrease in short-term investments, net                     --            2,838,711
                                                     -----------          -----------
    Net cash provided by investing activities         12,773,052           12,640,437
                                                     -----------          -----------
Cash flows from financing activity:
  Distributions to partners                           (1,818,379)          (2,189,726)
                                                     -----------          -----------
    Net increase in cash and cash equivalents         12,723,323           12,714,465

Cash and cash equivalents:
  Beginning of period                                  5,932,931            4,017,473
                                                     -----------          -----------
  End of period                                       18,656,254           16,731,938
                                                     ===========          ===========

          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1999 and December 31, 1998 and the results of its operations, its cash flows and partners' capital (deficit) for the three and nine months ended September 30, 1999 and 1998. These adjustments are of a normal recurring nature.

     See notes to audited financial statements included in the Partnership's 1998 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

     New England Life Pension Properties IV; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other organizations intended to be exempt from federal income tax. The Partnership commenced operations in May, 1986 and acquired the two real estate investments it currently owns prior to the end of 1987. The Partnership intended to dispose of the investments within eight to twelve years of their acquisition, and then liquidate; however, the managing general partner has extended the investment period, having determined it to be in the best interest of the limited partners. The Partnership has engaged AEW Real Estate Advisors, Inc. (the "Advisor") to provide asset management advisory services.

NOTE 2 - REAL ESTATE JOINT VENTURES
-----------------------------------

     The following summarized financial information is presented in the aggregate for the Partnership's two joint ventures.

                             Assets and Liabilities
                             ----------------------

                                           September 30, 1999  December 31, 1998
                                           ------------------  -----------------
Assets
  Real property, at cost less
    accumulated depreciation
    of $1,001,601 and
    $2,743,676, respectively                   $ 3,925,065        $19,830,637
  Joint venture held for disposition            16,674,900                 --
  Other                                             50,123            888,075
                                               -----------        -----------
                                                20,650,088         20,718,712

Liabilities                                         29,638            339,188
                                               -----------        -----------

Net Assets                                     $20,620,450        $20,379,524
                                               ===========        ===========

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

                             Results of Operations
                             ---------------------

                                      Nine Months ended September 30,
                                      -------------------------------
                                           1999             1998
                                      ---------------  --------------
Revenue
     Rental income                         $2,558,706      $2,179,072
     Other income                              74,655          16,652
                                           ----------      ----------
                                            2,633,361       2,195,724
                                           ----------      ----------
Expenses
     Operating expenses                       518,458         461,612
     Depreciation and amortization            280,977         280,977
                                           ----------      ----------
                                              799,435         742,589
                                           ----------      ----------

Net income                                 $1,833,926      $1,453,135
                                           ==========      ==========

     Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to one joint venture) its affiliate on behalf of their various financing arrangements with the joint ventures.

     In November 1999, a Purchase and Sale agreement was executed to sell the Columbia Gateway Corporate Park. Although there can be no assurance that this sale will occur, it is expected to be concluded during the first quarter of 2000. This investment has been classified as Joint Venture Held for Disposition at September 30, 1999. Earnings recognized by the Partnership from this joint venture for the three and nine month periods ended September 30, 1999 were $420,592 and $919,514, respectively.

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

     On September 23, 1999, the Reflections Apartments in Fort Myers, Florida was sold to a third party which is unaffiliated with the Partnership. The gross sale price was $13,100,000. The Partnership received net proceeds totaling $12,773,052, after closing costs and recognized a gain of $3,474,005 ($36.20 per limited partnership unit). A disposition fee of $393,000 was accrued but not paid to the Advisor. On October 28, 1999, the Partnership

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

made a capital distribution of $12,522,505 ($131.82 per limited partnership unit) from the proceeds of the sale.

     The following is a summary of the Partnership's wholly-owned investment:


                                      September 30, 1999  December 31, 1998
                                      ------------------  ------------------
     Land                                    $    -          $1,538,883
     Buildings and improvements
       and other capitalized costs                -           8,383,001
     Accumulated depreciation and
       amortization                               -            (932,007)
       Net operating assets                       -             116,580
                                             ------          ----------
                                             $    -          $9,106,457
                                             ======          ==========


NOTE 4 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended September 30, 1999 were made on October 28, 1999 in the aggregate amount of $632,354 ($6.59 per limited partnership unit). In addition, a special operating distribution was made on October 28, 1999 funded from operating reserves totaling $851,135 ($8.87 per limited partnership unit). In accordance with the Partnership Agreement, the Partnership also paid previously accrued but deferred management fees to the Advisor in the amount of $682,100, funded from operating cash flow reserves. As discussed above, the Partnership also made a capital distribution of $12,522,505 ($131.82 per limited partnership unit) from the proceeds of the Reflections Apartments sale.

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of units of limited partnership interest in December, 1986. A total of 94,997 units were sold. The Partnership received proceeds of $85,677,259, net of selling commissions and other offering costs, which have been invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. The Partnership made nine real estate investments. Seven investments have been sold: one each in 1988, 1993, 1994, 1996, 1997, 1998 and 1999. As a result of the sales, capital of $54,908,266 ($578 per limited partnership unit) has been returned to the limited partners through September 30, 1999.

     At September 30, 1999, the Partnership had $18,656,254 in cash and cash equivalents, of which $14,005,994 was used for cash distributions to partners on October 28, 1999; the remainder will primarily be used for working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and invested cash and cash equivalents. Distributions of cash from operations for the first and second quarters of 1999 were made at the annualized rate of 5.75% on the adjusted capital contribution of $422 per limited partnership unit. Distributions of cash from operations for the third quarter of 1999 were made at the annualized rate of 6.25% on the adjusted capital contribution of $422 per limited partnership unit. Distributions of cash from operations relating to the first and second quarters of 1998 were made at the annualized rate of 5.5% on the adjusted capital contribution of $524 per limited partnership unit. Distributions of cash from operations for the third quarter of 1998 were made at the annualized rate of 6% on the adjusted capital contribution of $524 per limited partnership unit. The fluctuation in distribution rates are a result of both the sales of the Partnership's real estate investments and the timing of cash flow from the Partnership's real estate investments held at the time of the distributions.

     The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to the estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At September 30, 1999, appraised values exceeded the related carrying values by an aggregate of approximately $2,200,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

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

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

     The Partnership relies on AEW Capital Management L.P. ("AEW Capital Management"), the parent of the Advisor, to generate financial information and to provide other services, which are dependent on the use of computers. The Partnership has obtained assurances from AEW Capital Management that:

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

     . AEW Capital Management successfully participated in industry-wide testing in August 1999.

     . AEW Capital Management believes it is ready for Year 2000. AEW Capital
       Management has advised the Partnership that being ready means that AEW Capital Management has tested its internal mission critical systems and software applications, and based upon testing conducted, AEW Capital Management believes that such systems and applications are prepared to process dates correctly through the Year 2000.

     Based upon these assurances, the Partnership has determined that it is not necessary for it to develop a Year 2000 contingency plan.

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

Results of Operations
---------------------

     At September 30, 1999, the two investments in the portfolio are structured as joint ventures, one with a real estate development/management firm, the other with an affiliate of the Partnership. Reflections Apartments, which was sold in September 1999, was a wholly-owned property.

Operating Factors

     In November 1999, a Purchase and Sale Agreement was executed by the Partnership to sell the Columbia Gateway Corporate Park. Although there can be no assurance that this sale will occur, it is anticipated to be concluded during the first quarter of 2000. Columbia Gateway Corporate Park was 100% occupied at September 30, 1999 and September 30, 1998.

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

     Occupancy at 270 Technology Center was 100% at September 30, 1999 and September 30, 1998.

     At the time of the sale, occupancy at Reflections Apartments was 94%, up from 92% at September 30, 1998. As discussed above, the Reflections Apartments was sold on September 23, 1999, and the Partnership recognized a gain of $3,474,005.

     Metro Business Center was sold on September 23, 1998 and the Partnership recognized a gain of $3,706,950. At the time of sale the property was 100% leased.

Investment Activity

     Interest on cash equivalents and short-term investments for the three and nine months ended September 30, 1999, was $80,065 and $220,374, respectively, compared to $99,913 and $274,662 for the same periods in 1998. The decreases of approximately $20,000 and $54,000, or 20%, for the comparative three and nine month periods are primarily due to lower average investment balances in 1999 as a result of the sale of Metro Business Park in September 1998.

     For the three and nine months ended September 30, 1999, operating results from real estate operations were $725,931 and $1,933,488, respectively, compared to $727,751 and $2,093,249 for the comparable periods in 1998. The decreases of $1,820 and $159,761 for the comparative three and nine month periods are primarily due to the sale of Metro Business Center in September 1998. These decreases are partially offset by an increase in operating performance at Columbia Gateway attributable to decreases in rent concessions and the recovery of the prior year write off of bad debt. Operating performance at 270 Technology Center improved as well due to fewer rent concessions in 1999 and higher occupancy.

     Operating cash flow decreased $495,104 between the nine months ended September 30, 1998 and September 30, 1999 primarily as a result of the sale of Metro Business Center in September 1998.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

     For the three and nine months ended September 30, 1999, management fees were $146,719 and $261,930, respectively, compared to $132,294 and $269,143 for the comparable periods in 1998. The increase of approximately $14,000 for the respective three month periods is due to a special distribution from operating reserves for the three months ended September 30, 1999. Management fees decreased during the respective nine month periods due to lower overall cash distributions.

     General and administrative expenses for the three and nine months ended September 30, 1999 were $72,468 and $219,092, respectively, compared to $74,594 and $245,817 for the same periods in 1998. Expenses for the comparable three month periods remained relatively unchanged. The decrease of approximately $27,000, or 11%, for the comparable nine month periods is primarily due to decreases in legal, printing and appraisal fees.

                    NEW ENGLAND LIFE PENSION PROPERTIES IV;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 1999

                                    PART II

                               OTHER INFORMATION
                               -----------------

Item 6. Exhibits and Reports on Form 8-K

        a.  Exhibits:   None.

        b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended September 30, 1999.

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

                              NEW ENGLAND LIFE PENSION PROPERTIES IV;
                              A REAL ESTATE LIMITED PARTNERSHIP
                              (Registrant)

November 12, 1999
                              /s/ Alison Husid Cutler
                                  -------------------------------------------
                                  Alison Husid Cutler
                                  President, Chief Executive Officer
                                  and Director of the Managing General Partner, Fourth Copley Corp.

November 12, 1999
                              /s/ Karin J. Lagerlund
                                  -------------------------------------------
                                  Karin J. Lagerlund
                                  Principal Financial and Accounting
                                  Officer of Managing General Partner,
                                  Fourth Copley Corp.