Form 10-K
period 1999-12-31
NEW ENGLAND LIFE PENSION PROPERTIES IV
filed 2000-03-29
CIK 779742

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                           Commission File No. 0-15429

                                 --------------

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

                                 Yes |X|   No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      No voting stock is held by non-affiliates of the Registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item 1. Business.

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

      As of December 31, 1999, the Partnership had an investment in the real property described in E. below. In December 1988, the Partnership sold another one of its investments and received sale proceeds of $10,577,476 which were substantially reinvested. Seven other investments have been sold. One investment in Atlanta, Georgia was sold on August 6, 1993, resulting in sale proceeds of $7,917,000. Capital was distributed to the Limited Partners in October 1993, in the amount of $82 per Unit . A second investment in Rancho Cucamonga, California was sold on December 30, 1994, resulting in sale proceeds of $5,261,275. On January 26, 1995, capital of $5,224,835 ($55 per Unit) was distributed to the Limited Partners. A third investment located in Decatur, Georgia was sold on October 10, 1996, resulting in sale proceeds of $9,333,325. On October 24, 1996, capital of $9,214,709 ($97 per unit) was distributed to the Limited Partners. A fourth investment located in Las Vegas, Nevada was sold on October 24, 1997, resulting in sale proceeds of $22,983,007. On November 25, 1997, the Partnership made a capital distribution of $22,989,274 ($242 per Limited Partnership Unit) from the proceeds of the sale and prior sales proceeds previously held in reserves. A fifth investment located in Phoenix, Arizona was sold on September 23, 1998, resulting in net sale proceeds of $9,680,132. On October 29, 1998, the Partnership made a capital distribution of $9,689,694 ($102 per Limited Partnership Unit) from the proceeds of the sale and prior sales proceeds previously held in reserves. A sixth investment located in Fort Myers, Florida was sold on September 23, 1999, resulting in net proceeds of $12,773,052. On October 28, 1999, the Partnership made a capital distribution of $12,522,505 ($131.82 per Limited Partnership Unit) from the proceeds of the sale. A seventh investment located in Columbia, Maryland was sold on December 20, 1999 resulting in net proceeds of $13,423,827. On January 27, 2000 the Partnership made a capital distribution of $13,204,583 ($139.00 per Limited Partnership Unit) from the proceeds of the sale.

      The Partnership has no current plan to renovate, improve or further develop any of its real property. In the opinion of the Managing General Partner, the properties are adequately covered by insurance. The Partnership has no employees. Services are performed for the Partnership by the Managing General Partner and affiliates of the Managing General Partner.

      A.    Apartment Complex in Fort Myers, Florida (" Reflections").

      On August 1, 1986, the Partnership acquired a 60% interest in Lee Partners (the "Joint Venture"), a joint venture formed with Lee-Oxford Limited Partnership, a Maryland limited partnership ("Lee-Oxford"). As of December 31, 1998, the Partnership had contributed $8,190,145 to the capital of the Joint Venture out of a maximum commitment of $8,685,000. The joint venture agreement entitled the Partnership to receive 60% of all cash flow from operations, refinancing proceeds and net sale proceeds.

      The Partnership also committed to make a loan for investment in the joint venture of up to $5,790,000 to Lee-Oxford, of which $5,460,097 had been funded as of December 31, 1998. Interest only on the loan was payable monthly at the rate of 10.5% per annum. The entire outstanding principal balance of the loan was to mature in December, 1999 or would be due on the sale of all or substantially all of the assets of the Joint Venture or the sale of

Lee-Oxford's interest in the Joint Venture. Lee-Oxford would apply any cash flow received from operations of the Joint Venture to interest payments on the loan and would apply proceeds of financings or sales received from the Joint Venture to payment of the interest on and principal of the loan. The Partnership agreed, effective January 1, 1988, that to the extent that Lee-Oxford's 40% share of the cash flow was not sufficient to pay interest currently due, interest due on the loan would accrue and compound at a rate of 10.5% per annum. The Partnership agreed, effective May 1, 1992, to extend the maturity date of the loan from August, 1996 to December, 1999, and the borrower agreed to pay interest, currently, at a minimum of 7% with the remainder accruing at 10.5% per annum compounded monthly. The loan was secured by Lee-Oxford's interest in the Joint Venture and by a guarantee of Oxford Development Corporation, an affiliate of Lee-Oxford.

      The joint venture was restructured in the second quarter of 1996;the Partnership thereby obtained control over management and operating decisions. The ownership restructuring was accomplished with the establishment of a new partnership entity in which the Partnership is the general partner and Lee-Oxford is the limited partner. The new entity held a 42% interest in the Joint Venture, representing all of Lee-Oxford's prior direct ownership interest and 2% of the Partnership's prior direct interest. The Partnership also agreed to release the guarantee from Oxford Development Corporation upon payment to the Partnership of a total of $650,000, of which the final payment of $136,437 was paid during the first quarter of 1998.

      The Joint Venture owned approximately 12.63 acres of land located in Fort Myers, Florida and had constructed a 282-unit apartment complex, consisting of 12 2- and 3-story buildings, thereon. The complex was approximately 94% occupied at the time of sale, discussed below.

      On August 21, 1998 the Partnership sold a parcel of land to the City of Fort Myers. The Partnership received net proceeds totaling $67,881 and recognized a gain of $35,591.

      The Joint Venture sold the Reflections Apartments on September 23, 1999, and the Partnership recognized a gain of $3,474,005 ($36.20 per Limited Partnership Unit). A disposition fee of $393,000 was accrued but not paid to AEW Real Estate Advisors, Inc.. On October 28, 1999, the Partnership made a capital distribution of $12,522,505 ($131.82 per Limited Partnership Unit) from the proceeds of the sale.

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

      On January 1, 1996, a letter agreement was executed which modified certain terms of the Joint Venture Agreement. The letter agreement, which constituted an amendment to the Joint Venture Agreement, granted the Partnership full control over management decisions. The Partnership's control over any decision to sell the property, however, became effective on July 1, 1996.

      Effective December 30, 1996, the property owned by the joint venture was distributed to the venture partners as tenants-in-common. The Partnership, however, retained its overall decision-making authority. The property interest distributed to the Developer was encumbered by the aforementioned loan. The note was amended to mature on February 1, 1997 and was secured by a recorded deed of trust. The note was subsequently amended to mature on March 31, 1998. In connection with the transaction, the Partnership obtained the option to purchase the tenancy-in-common interest of the Hewson affiliate at its fair market value beginning February 1, 1997.

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

      C. Office, Industrial and Retail Buildings in Las Vegas, Nevada ("Palms Business Center").

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

      On November 16, 1990, the joint venture filed a complaint against a tenant for failure to pay rent and fraud, totaling approximately $500,000. A judgment in the amount of $911,200 was recorded in 1995. The Joint Venture had not collected on or recognized the judgment as of the date of sale.

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

      D. Office/Research and Development Buildings in Columbia, Maryland ("Columbia Gateway Corporate Park").

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

      The joint venture agreement entitled the Partnership and the Affiliate to receive a preferred return on the their respective invested capital at the rate of 10.5% per annum. Such preferred return would be payable currently until the Partnership and the Affiliate had received an aggregate of $8,865,000; thereafter, if sufficient cash flow was not available therefore, the preferred return would accrue and bear interest at the rate of 10.5% per annum, compounded monthly. The joint venture agreement also entitled the Partnership to receive 34.75% of cash flow following payment of the preferred return and 34.75% of the net proceeds of sales and refinancings following return of the Partnership's and the Affiliate's equity. Ownership of the joint venture had been restructured whereby the Partnership and the Affiliate obtained full control over the business of the joint venture. The restructuring was effective January 1, 1998.

      The joint venture owned approximately 20.85 acres of land in the Columbia Gateway Corporate Park in Columbia, Maryland. The intended development plan for this land was for a two-stage development of seven office and research and development buildings. The first phase of this development was completed by 1992 and included the construction of four, one-story buildings containing 142,545 square feet. The second phase of this development commenced in the spring of 1994 in which a building totaling 46,000 square feet was constructed and leased to a single tenant for a term of ten years. At the time of sale, the project was 100% leased.

      On December 20, 1999, the Joint Venture sold its property. The Partnership received its 69.5% share of the net proceeds totaling $13,423,827. On January 27, 2000 the Partnership made a capital distribution of $13,204,583 ($139.00 per Limited Partnership Unit) from the proceeds of the sale.

      E. Office/Research and Development Buildings in Frederick, Maryland ("270 Technology Center").

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

      As of July 3, 1990, the joint venture sold approximately 3.9 acres of land to an unrelated third party. In return, the joint venture received approximately $500,000 and a parcel of land consisting of approximately .4 acres. The joint venture currently owns approximately 8 acres of land in the 270 Technology Center in Frederick, Maryland, together with two one-story research and development/office buildings, containing approximately 73,360 square feet of space, located thereon. As of December 31, 1999, the buildings were approximately 100% leased.

Item 2. Properties.

      The following table sets forth the annual realty taxes for the Partnership's last remaining property and information regarding tenants who occupy 10% or more of gross leasable area (GLA) in the Partnership's last remaining property.

------------------------------------------------------------------------------------------------------------------------------------
                                                  Number
                                                   of                  Square   Annual
                                      Estimated  Tenants                Feet   Contract
                                        2000     with 10%    Name(s)     of    Rent Per
                                       Realty    or more      of        Each    Square     Lease       Renewal   Line of Business
             Property                   Taxes     of GLA    Tenant(s)  Tenant    Foot     Expiration   Options  of Principal Tenants
------------------------------------------------------------------------------------------------------------------------------------
Office/R&D Buildings in Frederick, MD  $57,455     3       Great West  16,143   $12.79  February, 2002   None         Insurance
                                                         Life Annuity
                                                           Science     10,996   $12.25  August, 2002     None        Technology
                                                         Applications
                                                           Bechtel     22,059   $10.76   April, 2001     None        Engineering
------------------------------------------------------------------------------------------------------------------------------------

      The following table sets forth for each of the last five years the gross leasable area, occupancy rates, rental revenue and net effective rent for the Partnership's last remaining property:

--------------------------------------------------------------------------------
                                                                    Net
                                                       Rental     Effective
                           Gross Leasable  Year-End    Revenue      Rent
          Property              Area       Occupancy  Recognized  ($/sf/yr)*
--------------------------------------------------------------------------------

Office/R&D Buildings in
Frederick, MD
          1995                 73,360         98%     $762,212      $10.66
          1996                 73,360         89%     $769,262      $11.43
          1997                 73,360         70%     $728,065      $11.99
          1998                 73,360        100%     $827,808      $12.20
          1999                 73,360        100%     $965,459      $13.16
--------------------------------------------------------------------------------

* Net Effective Rent calculation is based on average occupancy during the respective year.

      Following is a schedule of lease expirations for each of the next ten years for the Partnership's last remaining property based on the annual contract rent in effect at December 31, 1999:

--------------------------------------------------------------------------------
                               TENANT AGING REPORT
                                                                      Percentage
                                                               Total      of
                                           # of      Total    Annual    Gross
                                          Lease     Square   Contract   Annual
                Property               Expirations   Feet      Rent     Rental
--------------------------------------------------------------------------------
Office/R&D Buildings in Frederick, MD
                  2000                      0            0         $0      0%
                  2001                      2       26,660   $290,634     41%
                  2002                      3       31,195   $384,532     54%
                  2003                      0            0         $0      0%
                  2004                      1        3,105    $35,708      5%
                  2005                      0            0         $0      0%
                  2006                      0            0         $0      0%
                  2007                      0            0         $0      0%
                  2008                      0            0         $0      0%
                  2009                      0            0         $0      0%
--------------------------------------------------------------------------------

      The following table sets forth for the Partnership's last remaining property the: (i) federal tax basis, (ii) rate of depreciation, (iii) method of depreciation, (iv) life claimed, and (v) accumulated depreciation, with respect to each property or component thereof for purposes of depreciation:

--------------------------------------------------------------------------------------------------------------------

                                                                         Rate of                Life     Accumulated
       Entity / Property                                   Tax Basis   Depreciation  Method   in years  Depreciation
====================================================================================================================

Office/Research and Development Buildings, Frederick, MD
Building                                                   $3,534,881     3.18%        SL       31.5     $1,450,934
Land Improvements                                             794,171     2.56%        SL        39          52,725
Land Improvements                                             100,000     6.66%        SL        15          32,635
                                                           ----------                                    ----------
Total Depreciable Assets                                   $4,429,052                                    $1,536,294
                                                           ==========                                    ==========
====================================================================================================================

SL= Straight Line
DB= Declining Balance

      Following is information regarding the competitive market conditions for the Partnership's last remaining property. This information has been gathered from sources deemed reliable. However, the Partnership has not independently verified the information and, as such, cannot guarantee its accuracy or completeness.

R&D/Office Buildings in Frederick, MD

The Frederick R&D market contains approximately 5 million square feet of office and r&d space with a vacancy hovering around 9%. The more competitive and narrower submarket for 270 Technology Park includes approximately 40 buildings in 2.3 million square feet with a reported vacancy of 11%. Current market rents range from $9.50 to $11.25 per square foot NNN for R&D and $10.00 to $13.30 per square foot NNN for office deals. This represents a 5-7% increase over levels one year ago primarily due to the strong absorption of space and land for build to suit project. By far the project which has had the most significant impact on our asset is the Bechtel 400-500,000 square feet build to suit, as Bechtel vacated over 35,000 square feet in MORF III & MORF VI. Other build to suit projects under development include MCI (50,000 square feet at 270 Technology
Park) and First Nationwide (35,000 square feet at MIE).

Item 3.

Legal Proceedings

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

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

      There is no active market for the Units. Trading in the Units is sporadic and occurs solely through private transactions.

      As of December 31, 1999, there were 16,276 holders of Units.

      The Partnership's Amended and Restated Agreement of Limited Partnership dated May 29, 1986, as amended to date (the "Partnership Agreement"), requires that any Distributable Cash (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Distributable Cash. For the year ended December 31, 1999, cash distributions paid in 1999 or distributed after year end with respect to 1999 to the Limited Partners as a group totaled $30,184,347, including $9,689,694 ($102 per Limited Partnership Unit) from the proceeds of property sales. For the year ended December 31, 1998, cash distributions paid in 1998 or distributed after year end with respect to 1998 to the Limited Partners as a group totaled $13,030,738, including $9,689,694 ($102 per Limited Partnership Unit) from the proceeds of a property sale.

      Cash distributions exceeded net income in 1999 and 1998 and, therefore, resulted in a reduction of partners' capital. Reference is made to the Partnership's Statement of Partner's Capital (Deficit) and Statement of Cash Flows in Item 8 hereof.

Item 6. Selected Financial Data.

                      For Year      For Year     For Year      For Year     For Year
                      Ended or      Ended or     Ended or      Ended or     Ended or
                       as of:         as of:       as of:        as of:       as of:
                     12/31/99(1)   12/31/98(2)  12/31/97(3)   12/31/96(4)   12/31/95(5)
                     -----------   -----------  -----------   -----------   -----------
Revenues            $ 8,913,259   $ 8,561,528   $16,837,755   $ 7,582,119   $ 5,906,735

Net Income          $ 7,256,381   $ 5,988,711   $13,211,159   $ 4,392,513   $ 3,912,897

Net Income per
Unit of
Limited
Partnership
Interest            $     75.62   $     62.41   $    137.68   $     45.78   $     40.78

Total Assets        $22,303,963   $30,706,031   $37,925,503   $50,710,887   $59,991,655

Total Cash
Distributions
per Unit of
Limited
Partnership
Interest,
including
amounts
distributed after
year end with
respect to such
year                $    317.74   $    137.17   $    279.14   $    147.71   $     60.12

(1) Net income includes a gain on the sales of properties of $7,510,818. Cash distributions include a return of capital of $285.00 per Limited Partnership Unit.

(2) Net income includes a gain on the sale of property of $3,742,541. Cash distributions include a return of capital of $102.00 per Limited Partnership Unit.

(3) Net income includes a gain on the sale of property of $10,482,458. Cash distributions include a return of capital of $242.00 per Limited Partnership Unit.

(4) Net income includes a gain on the sale of a joint venture investment of $1,055,591. Cash distributions include a return of capital of $97.00 per Limited Partnership Unit.

(5) Cash distributions include $8.09 per Limited Partnership Unit that is attributable to a discretionary reduction of cash reserves, which had been previously accumulated through operating activities.

Item 7

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

      The Partnership completed its offering of units of limited partnership interest in December, 1986. A total of 94,997 Units were sold. The Partnership received proceeds of $85,677,259, net of selling commissions and other offering costs, which have been invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. The Partnership made nine real estate investments. Eight investments have been sold: one each in 1988, 1993, 1994, 1996, 1997, 1998 and two in 1999. Capital of $67,430,770 ($709.82 per
Limited Partnership Unit) has been returned to the limited partners through December 31, 1999.

      On October 24, 1997, the Palms Business Center property was sold to an institutional buyer, which is unaffiliated with the Partnership for $23,200,000. The Partnership received net proceeds of $22,983,007, after closing costs and repayment of a loan from the venture partner. The Partnership recognized a gain of $10,482,458 ($109.24 per Limited Partnership Unit). A disposition fee of $696,000 was accrued but not paid to AEW Real Estate Advisors Inc. ("AEW"). On November 25, 1997, the Partnership made a capital distribution of $22,989,274 ($242 per Limited Partnership Unit) from the proceeds of the sale and prior sales proceeds held in reserves. This distribution reduced the adjusted capital contribution to $524 per Limited Partnership Unit.

      On August 21, 1998, the Reflections joint venture sold a parcel of land to the City of Fort Myers. The Partnership received net proceeds totaling $67,881 and recognized a gain of $35,591.

      On September 23, 1998, the Metro Business Center in Phoenix Arizona was sold to an institutional buyer which is unaffiliated with the Partnership. The gross sale price was $9,900,000. The Partnership received net proceeds totaling $9,680,132, after closing costs and recognized a gain of $3,706,950 ($38.63 per Limited Partnership Unit). A disposition fee of $297,000 was accrued but not paid to AEW. On October 29, 1998, the Partnership made a capital distribution of $9,689,694 ($102 per Limited Partnership Unit) from the proceeds of the sale and prior sales proceeds held in reserves. This distribution reduced the adjusted capital contribution to $422 per Limited Partnership Unit.

      On September 23, 1999, the Reflections Apartments in Fort Myers, Florida was sold to a third party which is unaffiliated with the Partnership. The gross sale price was $13,100,000. The Partnership received net proceeds totaling $12,773,052, after closing costs and recognized a gain of $3,474,005 ($36.20 per Limited Partnership Unit). A disposition fee of $393,000 was accrued but not paid to AEW Real Estate Advisors, Inc. On October 28, 1999, the Partnership made a capital distribution of $12,522,505 ($131.82 per Limited Partnership Unit) from the proceeds of the sale. This distribution reduced the adjusted capital contribution to $290.18 per Limited Partnership Unit.

      On December 20, 1999, the Columbia Gateway Corporate Park joint venture in which the Partnership and an affiliate own a 69.5% and 30.5% interest, respectively, sold its property to an unaffiliated third party for gross proceeds of $19,850,000, of which the Partnership's share was $13,795,750.
The Partnership received its 69.5% share of the net proceeds, $13,423,827 after closing costs, and recognized a gain of $1,927,893 ($20.09 per Limited Partnership Unit) on the sale. A disposition fee of $413,872 was accrued but not paid to AEW Real Estate Advisors, Inc.. On January 27, 2000 the Partnership made a capital distribution of $13,204,583 ($139.00 per Limited Partnership Unit) from the proceeds of the sale.

      At December 31, 1999, the Partnership had $ 17,597,405 in cash and cash equivalents, of which $15,044,857 was used for cash distributions to partners on January 27, 1999; the remainder will primarily be used for working capital reserves. The source of future liquidity and cash distributions to partners will be cash distributions from the Partnership's joint venture and invested cash and cash equivalents. Distributions of cash from operations for the first and second quarters of 1999 were made at the annualized rate of 5.75% on the adjusted capital contribution of $422 per Limited Partnership Unit. Distributions of cash from operations for the third and fourth quarter of 1999 were made at the annualized rate of 6.25% on the adjusted capital contribution of $422 per Limited Partnership Unit and the weighted average adjusted capital contribution of $328.87 per Limited Partnership Unit, respectively. Distributions of cash from operations relating to the first and second quarters of 1998 were made at the annualized rate of 5.5% on the adjusted capital contribution of $524 per Limited

Partnership Unit. Distributions of cash from operations for the third and fourth quarter of 1998 were made at the annualized rate of 6% on the adjusted capital contribution of $524 per Limited Partnership Unit and the weighted average adjusted capital contribution of $453.73 per Limited Partnership Unit, respectively. The fluctuation in distribution rates are a result of both the sales of the Partnership's real estate investments and the timing of cash flow from the Partnership's real estate investments held at the time of the distributions.

      The carrying value of real estate investments in the financial statements at December 31, 1999 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At December 31, 1999, the appraised value of the remaining investment exceeded the related carrying value by an aggregate of approximately $1,400,000. The current appraised value of real estate investments has been estimated by the Managing General Partner and is generally based on a combination of traditional appraisal approaches performed by AEW and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations

Form of Real Estate Investments

      At December 31, 1999, the remaining investment in the portfolio is structured as a joint venture with a real estate development/management firm. The Palms Business Center, Reflections Apartments and Metro Business Center investments were originally structured as joint ventures. However, effective January 1, 1995, April 1, 1996 and July 1, 1996, respectively, the Partnership was granted full control over management decisions and the investments had been accounted for as wholly-owned properties since those dates. As previously stated, the Palms Business Center, the Metro Business Center and Reflections Apartments were sold on October 24, 1997, September 23, 1998 and September 23, 1999, respectively.

Operating Factors

      The Palms Business Center was sold on October 24, 1997 and the Partnership recognized a gain of $10,482,458. At the time of the sale the Palms Business Center was 86% leased.

      As mentioned above, the Columbia Gateway Corporate Park joint venture, in which the Partnership and an affiliate own a 69.5% and 30.5% interest, respectively, sold its property on December 20,1999. The Partnership recognized its share of the gain of $1,927,893. The property was 100% leased at the time of sale, consistent with December 31, 1998. At December 31, 1997 the property was 98% leased.

      As discussed above, the Reflections Apartments investment was sold on September 23, 1999, and the Partnership recognized a gain of $3,474,005. At the time of the sale, occupancy at Reflections Apartments was 94%, consistent with occupancy at December 31, 1998 and December 31, 1997.

      As discussed above, Metro Business Center was sold on September 23, 1998 and the Partnership recognized a gain of $3,706,950. At the time of sale the property was 100% leased consistent with December 31, 1997.

      Occupancy at 270 Technology Center was 100% at December 31, 1999 and 1998, up from 70% at December31, 1997.

Investment Activity

1999 Compared to 1998

      Interest on cash equivalents and short-term investments decreased by approximately $34,000 or 8% compared to 1998, primarily due to lower average investment balances as a result of sales in both 1999 and 1998.

      Total real estate operations were $2,108,920 and $2,509,656 for the twelve months ended December 31, 1999 and 1998, respectively. The decrease of $400,736 is primarily due to a decrease in operating income from wholly owned properties of $547,746, primarily due to the sales of Metro Business Center in 1998 and Reflections Apartments in 1999. These decreases are partially offset by an increase in operating performance at Columbia Gateway Corporate Park attributable to decreases in rent concessions and the recovery of the prior year write off of bad debt. Operating performance at 270 Technology Center improved as well due to fewer rent concessions in 1999 and higher average occupancy for 1999.

      The decrease in operating cash flow of approximately $1,188,000 between 1998 and 1999 is primarily due to the sales of Columbia Gateway Corporate Park and Reflections Apartments in 1999 and a decrease in operating liabilities.

1998 Compared to 1997

      Interest on cash equivalents and short-term investments decreased by approximately $78,000 or 16% compared to 1997, primarily due to lower average investment balances as a result of sales in both 1998 and 1997.

      Total real estate operations were $2,509,656 and $2,925,862 for the twelve months ended December 31, 1998 and 1997, respectively. The decrease of $416,206 is primarily due to a decrease in operating income from wholly -owned properties of $1,031,189, primarily due to the sale of Metro Business Center, offset by an increase of $614,983 in joint venture earnings, primarily due to improved performance at Columbia Gateway Corporate Park and 270 Technology Park

      The decrease in operating cash flow of approximately $972,000 between 1997 and 1998 is primarily due to the sale of Rancho Road in October 1997 and a decrease in operating liabilities.

Portfolio Expenses

      The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the Managing General Partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

1999 Compared to 1998

      General and administrative expenses decreased approximately $20,000 or 6% primarily due to decreases in legal, printing and appraisal fees. Management fees decreased in 1999 compared to 1998 by approximately $23,000 due to a decrease in distributable cash flow and a corresponding decrease in operating distributions to partners as a result of the sale of investments.

1998 Compared to 1997

      General and administrative expenses increased approximately $7,400 or 2%, primarily due to an increase in legal fees for 1998 which was the result of fees incurred with the potential sale of Reflections Apartments. Offsetting this is a reduction in investor servicing fees. Management fees decreased in 1998 compared to 1997 by approximately $19,000 due to a decrease in distributable cash flow and a corresponding decrease in operating distributions to partners as a result of the sale of investments.

Inflation

      By their nature, real estate investments tend not to be adversely affected by inflation. Inflation may tend to result in appreciation in the value of the real estate investments over time if rental rates and replacement costs increase. Declines in real property values during the period of the Partnership operations, due to market and economic conditions, have overshadowed the overall positive effect inflation may have on the value of the Partnership's investments.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

      The Partnership was not party to derivative financial instruments or derivative commodity instruments at or during the year ended December 31, 1999. The Partnership's only other financial instruments (as defined by Financial Accounting Standards Board Statement No. 107) are its cash and cash equivalents for which cost approximates market value.

Item 8. Financial Statements and Supplementary Data.

      The independent auditor's reports, financial statements and financial statement schedule listed in the accompanying index are filed as part of this report. See Index to the Financial Statements and Financial Statement Schedules on page 20.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      The Partnership has had no disagreements with its accountants on any matters of accounting principles or practices or financial statement disclosure.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      (a) and (b) Identification of Directors and Executive Officers.

      The following table sets forth the names of the directors and executive officers of the General Partner and the age and position held by each of them as of December 31, 1999

Name                    Position(s) with the Managing General Partner               Age
----                    ---------------------------------------------               ---

Alison Husid Cutler     President, Chief Executive Officer and Director             37
Pamela J. Herbst        Vice President and Director                                 44
J. Grant Monahon        Vice President and Director                                 54
James J. Finnegan       Vice President                                              39
Karin J. Lagerlund      Treasurer and Principal Financial and Accounting Officer    35

      (c)   Identification of Certain Significant Employees.

            None.

      (d)   Family Relationships.

            None.

      (e)   Business Experience.

            The Managing General Partner was incorporated in Massachusetts on October 16, 1985. The background and experience of the executive officers and directors of the Managing General Partner are as follows:

      Alison Husid Cutler is a Portfolio Manager in AEW Institutional Real Estate Services, with responsibility for several real estate equity portfolios representing approximately $800 million in client capital. She has over 12 years of experience in real estate finance and investment management. Ms. Cutler joined the predecessor of AEW Capital Management, L.P. ("AEW Capital Management") in 1987 as Controller for a portfolio management team responsible for the acquisition, management, restructuring and disposition of client assets in New England and the western U.S. She later served as Asset Manager for a portfolio of assets in Arizona and the West Coast. Prior to joining AEW, Ms. Cutler worked for several years as a Senior Auditor with Peat Marwick, Main & Co. She is a Certified Public Accountant and a graduate of the University of Massachusetts (B.A.).

      Pamela J. Herbst directs AEW Capital Management L.P.'s ("AEW Capital Management") Institutional Real Estate Services, with oversight responsibility for direct equity investing and the asset and portfolio management of existing core and core-plus commingled funds and separate accounts.. Ms. Herbst is a member of AEW Capital Management's Investment Policy Group and Operating Committee. She came to AEW Capital Management in December 1996 as a result of the firm's merger with Copley Real Estate Advisors, Inc., where she held various senior level positions in asset and portfolio management, acquisitions, and corporate operations since 1982. Ms. Herbst is a graduate of the University of Massachusetts (B.A.) and Boston University (M.B.A.).

      J. Grant Monahon is AEW Capital Management's Chief Operating Officer and a member of the firm's Management Committee and Investment Policy Group. He has over 25 years of experience in real estate law and investments. Prior to joining the predecessor of AEW Capital Management in 1987, Mr. Monahon was a partner with a major Boston law firm. As the head of that firm's real estate finance department, he represented a wide variety of institutional clients, both domestic and international, in complex equity and debt transactions. He is the former Chairman of the General Counsel section of the National Association of Real Estate Investment Managers. Mr. Monahon is a graduate of Dartmouth College (B.A.) and Georgetown University Law Center (J.D.).

      James J. Finnegan is the General Counsel of AEW Capital Management. Mr. Finnegan served as Vice President and Assistant General Counsel of Aldrich, Eastman & Waltch, L.P., a predecessor to AEW Capital

Management. Mr. Finnegan has over ten years of experience in real estate law, including seven years of experience in private practice with major New York City and Boston law firms. Mr. Finnegan also serves as AEW's securities and regulatory compliance officer. Mr. Finnegan is a graduate of the University of Vermont (B.A.) and Fordham University School of Law (J.D.).

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

      None.

Item 11. Executive Compensation.

      Under the Partnership Agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. See Notes 1, 2 and 6 to Notes to Financial Statements.

      The following table sets forth the amounts of the fees and cash distributions and reimbursements of out-of-pocket expenses which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the year ended December 31, 1999.

                                                                    Amount of
                                                                  Compensation
                                                                       and
Receiving Entity                    Type of Compensation          Reimbursement
----------------                    --------------------          -------------

General Partners                    Share of Distributable Cash     $ 33,020

AEW Real Estate Advisors, Inc.      Management Fees and
(formerly known as Copley Real      Reimbursement of Expenses        325,709
Estate Advisors, Inc.)

New England Securities              Servicing Fees and
Corporation                         Reimbursement of Expenses         29,089
                                                                    --------

                                    TOTAL                           $387,818
                                                                    ========

      For the year ended December 31, 1999 the Partnership allocated $(6,429) of taxable loss to the General Partners.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

(a)   Security Ownership of Certain Beneficial Owners

      No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 1999. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

      Except as expressly provided in the Partnership Agreement, the right to manage the business of the Partnership is vested exclusively in the Managing General Partner.

(b)   Security Ownership of Management.

      An affiliate of the General Partners of the Partnership owned 1,648 Units as of December 31, 1999.

(c)   Changes in Control.

      There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 13. Certain Relationships and Related Transactions.

      The Partnership has no relationships or transactions to report other than as reported in Item 11 above.

                                     PART IV

Item 14. Exhibits, Financial Statements, and Reports on Form 8-K.

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

      (b) Reports on Form 8-K. During the last quarter of the year ended December 31, 1999, the Partnership filed one Current Report on Form 8-K dated October 7, 1999 reporting on Item No. 2 (Acquisition or Disposition of Assets) and Item No. 7 (Financial Statements and Exhibits), relating in both cases to the September 23, 1999 sale of Reflections Apartments.

      (c) Reports on Form 8-K/A. The partnership filed one Current Report on Form 8-K/A dated December 7, 1999 reporting on Items No. 2 (Acquisition or Disposition of Assets) and No. 7 (Financial Statements and Exhibits), relating in both cases to the September 23, 1999 sale of Reflections Apartments.

                    New England Life Pension Properties IV;

                       A Real Estate Limited Partnership

                             Financial Statements
                                 * * * * * * *


                               December 31, 1999

                    NEW ENGLAND LIFE PENSION PROPERTIES IV
                       A REAL ESTATE LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


Report of Independent Accountants

Financial Statements:

      Balance Sheets - December 31, 1999 and 1998

      Statements of Operations - Years ended December 31, 1999, 1998 and 1997

      Statements of Partners' Capital (Deficit) - Years ended December 31, 1999, 1998 and 1997

      Statements of Cash Flows - Years ended December 31, 1999, 1998 and 1997

      Notes to Financial Statements

Financial Statement Schedule:

Schedule III - Real Estate and Accumulated Depreciation at December 31, 1999


   All other schedules are omitted because they are not applicable.

                   Report of Independent Accountants


To the Partners of New England Life Pension Properties IV; A Real Estate Limited
Partnership:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of New England Life Pension Properties IV; A Real Estate Limited Partnership (the "Partnership") at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedule are the responsibility of Fourth Copley Corp., the Managing General Partner of the Partnership (the "Managing General Partner"); our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Managing General Partner, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 21, 2000

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS

                                                            December 31,
                                                   ----------------------------
                                                       1999             1998
                                                   ------------    ------------

Assets

Real estate investments:
  Joint ventures                                   $  4,608,955    $ 15,666,643
  Property, net                                              --       9,106,457
                                                   ------------    ------------
                                                      4,608,955      24,773,100

Cash and cash equivalents                            17,597,405       5,932,931
Other net assets                                         97,603              --
                                                   ------------    ------------

                                                   $ 22,303,963    $ 30,706,031
                                                   ============    ============

Liabilities and Partners' Capital

Accounts payable                                   $    112,183    $    145,103
Accrued management fee                                   24,390          32,314
Deferred management and disposition fees              4,436,165       4,229,398
                                                   ------------    ------------
Total liabilities                                     4,572,738       4,406,815
                                                   ------------    ------------

Partners' capital (deficit):
   Limited partners ($290.18 and $422 per unit,
       respectively; 120,000 units authorized,
       94,997 units issued and outstanding)          17,734,394      26,341,929
   General partners                                      (3,169)        (42,713)
                                                   ------------    ------------
Total partners' capital                              17,731,225      26,299,216
                                                   ------------    ------------

                                                   $ 22,303,963    $ 30,706,031
                                                   ============    ============

                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

                                               Year ended December 31,
                                     ------------------------------------------
                                         1999            1998           1997
                                     ------------   ------------   ------------

Investment Activity

Property rentals                     $  1,487,638   $  2,907,757   $  4,981,451
Property operating expenses              (951,623)    (1,358,566)    (2,028,830)
Depreciation and amortization             (83,830)      (549,260)      (921,501)
                                     ------------   ------------   ------------
                                          452,185        999,931      2,031,120

Joint venture earnings                  1,661,176      1,515,033        900,050
Amortization                               (4,441)        (5,308)        (5,308)
                                     ------------   ------------   ------------

   Total real estate operations         2,108,920      2,509,656      2,925,862

Gain on sale of joint venture           1,927,893             --             --
Gain on sales of property               3,474,005      3,742,541     10,482,458
                                     ------------   ------------   ------------

Total real estate activity              7,510,818      6,252,197     13,408,320

Interest on cash equivalents
   and short-term investments             362,547        396,197        473,796
                                     ------------   ------------   ------------

   Total investment activity            7,873,365      6,648,394     13,882,116
                                     ------------   ------------   ------------

Portfolio Expenses
Management fee                            310,709        333,771        352,468
General and administrative                306,275        325,912        318,489
                                     ------------   ------------   ------------
                                          616,984        659,683        670,957
                                     ------------   ------------   ------------

Net Income                           $  7,256,381   $  5,988,711   $ 13,211,159
                                     ============   ============   ============

Net income per limited
   partnership unit                  $      75.62   $      62.41   $     137.68
                                     ============   ============   ============

Cash distributions per limited
   partnership unit                  $     166.23   $     138.76   $     282.60
                                     ============   ============   ============

Number of limited partnership units
   outstanding during the year             94,997         94,997         94,997
                                     ============   ============   ============

                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

                                                                 Year ended December 31,
                                                       ------------    ------------    ------------
                                                           1999             1998           1997
                                                       ------------    ------------    ------------
Cash flows from operating activities:
  Net income                                           $  7,256,381    $  5,988,711    $ 13,211,159
   Adjustments to reconcile net income
       to net cash provided by operating activities:
       Depreciation and amortization                         88,271         554,568         926,809
       Equity in joint venture earnings                  (1,661,176)     (1,515,033)       (900,050)
       Cash distributions from joint ventures             1,632,361       1,722,212         749,133
       Gain on sales of property                         (3,474,005)     (3,742,541)    (10,482,458)
       Gain on sale of joint ventures                    (1,927,893)             --              --
       Decrease (increase) in investment income
         and other receivables                                   --          51,042         (22,023)
       Increase in property deferred leasing costs               --         (35,241)        (79,163)
       Decrease (increase) in property working capital       18,977        (256,107)       (144,177)
       Increase (decrease) in operating liabilities        (640,949)       (288,128)        192,568
                                                       ------------    ------------    ------------
       Net cash provided by operating activities          1,291,967       2,479,483       3,451,798
                                                       ------------    ------------    ------------

Cash flows from investing activities:
  Net proceeds from sales of property                    12,380,052       9,451,013      22,287,007
  Net proceeds from sale of joint venture                13,009,955              --              --
  Deferred disposition fees                                 806,872         297,000         696,000
  Loan to venture partner                                        --              --        (130,000)
  Investment in property                                         --         (70,131)       (306,987)
   Decrease (increase) in short-term
     investments, net                                            --       2,838,711        (141,198)
  Loan repayment by joint venture partner                        --         136,437              --
                                                       ------------    ------------    ------------
  Net cash provided by investing
   activities                                            26,196,879      12,653,030      22,404,822
                                                       ------------    ------------    ------------

Cash flows from financing activity:
  Distributions to partners                             (15,824,372)    (13,217,055)    (26,885,111)
                                                       ------------    ------------    ------------
  Net cash used in financing activity                   (15,824,372)    (13,217,055)    (26,885,111)
                                                       ------------    ------------    ------------

Net increase (decrease) in cash
  and cash equivalents                                   11,664,474       1,915,458      (1,028,491)

Cash and cash equivalents:
  Beginning of year                                       5,932,931       4,017,473       5,045,964
                                                       ------------    ------------    ------------
  End of year                                          $ 17,597,405    $  5,932,931    $  4,017,473
                                                       ============    ============    ============

                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

                                                   Year ended December 31,
                       ---------------------------------------------------------------------------------
                                1999                        1998                        1997
                       ----------------------       ---------------------       ----------------------
                        General      Limited        General      Limited        General       Limited
                       Partners      Partners       Partners     Partners       Partners      Partners
                       --------      --------       --------     --------       --------      --------

Balance at beginning
   of year             $(42,713)   $ 26,341,929    $(67,328)   $ 33,594,888    $(160,481)   $ 47,361,993

Cash distributions      (33,020)    (15,791,352)    (35,272)    (13,181,783)     (38,959)    (26,846,152)

Net income               72,564       7,183,817      59,887       5,928,824      132,112      13,079,047
                       --------    ------------    --------    ------------    ---------    ------------

Balance at end
  of year              $ (3,169)   $ 17,734,394    $(42,713)   $ 26,341,929    $ (67,328)   $ 33,594,888
                       ========    ============    ========    ============    =========    ============

                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Business

      General

      New England Life Pension Properties IV; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other organizations intended to be exempt from federal income tax. The Partnership commenced operations in May, 1986 and acquired the one real estate investment it currently owns prior to the end of 1987. The Partnership intended to dispose of its investments within twelve years of their acquisition, and then liquidate; however, the Managing General Partner extended the holding period, having determined it to be in the best interest of the limited partners.

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

      Prior to August 30, 1996, New England Mutual Life Insurance Company ("The New England") was NEIC's principal unit holder and owner of all of the outstanding stock of NEIC's general partner. On August 30, 1996, The New England merged with and into Metropolitan Life Insurance Company ("Met Life"). Met Life is the surviving entity and, therefore, through a wholly-owned subsidiary, became the owner of the units of partnership interest previously owned by The New England and of the stock of NEIC' s general partner.

      At December 31, 1999 and 1998, an affiliate of the Managing General Partner owned 1,648 units of limited partnership interest, which were repurchased from certain qualified plans, within specified annual limitations provided for in the Partnership Agreement.

      Management

      AEW, as advisor, is entitled to receive stipulated fees from the Partnership in consideration of services performed in connection with the management of the Partnership and the acquisition and disposition of Partnership investments in real property. Partnership management fees are 9% of distributable cash flow from operations, as defined, before deducting such fees. Payment of 50% of management fees incurred is deferred until cash distributions to limited partners exceed a specified rate. Deferred management fees were $1,637,414 and $2,237,519 at December 31, 1999 and 1998, respectively. During 1999, the Partnership paid $918,738 of current and deferred management fees. AEW is also reimbursed for expenses incurred in connection with administering the Partnership

($15,000 in 1999, $15,000 in 1998 and $15,000 in 1997). Acquisition fees paid were based on 2% of the gross proceeds from the offering. Disposition fees are limited to the lesser of 3% of the selling price of the property, or 50% of the standard real estate commission customarily charged by an independent real estate broker. Payments of disposition fees are subject to the prior receipt by the limited partners of their capital contributions plus a stipulated return thereon. Deferred disposition fees were $2,798,751 and $1,991,879 at December 31, 1999 and 1998, respectively.

      New England Securities Corporation, an indirect subsidiary of Met Life, is engaged by the Partnership to act as its unit holder servicing agent. Fees and out-of-pocket expenses for such services totaled $29,089, $37,823, and $25,155 in 1999, 1998 and 1997, respectively.

Note 2 - Summary of Significant Accounting Policies

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

      Real Estate Joint Ventures

      Investments in joint ventures, including loans made to venture partners, which are in substance real estate investments, are stated at cost plus (minus) equity in undistributed joint venture income (losses). Allocations of joint venture income (losses) were made to the Partnership's venture partners as long as they had substantial economic equity in the project. Economic equity is measured by the excess of the appraised value of the property over the Partnership's total cash investment plus accrued preferential returns thereon. Currently, the Partnership records an amount equal to 100% of the operating results of each joint venture, after the elimination of all inter-entity transactions, except for the one venture jointly owned by an affiliate of the Partnership, which has substantial economic equity in the project. Joint ventures are consolidated with the accounts of the Partnership if, and when, the venture partner no longer shares in the control of the business.

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

      Realizability of Real Estate Investments

      The Partnership considers a real estate investment to be impaired when it determines the carrying value of the investment is not recoverable through expected undiscounted cash flows generated from the operations and disposal of the property. The impairment loss is based on the excess of the investment's carrying value over its estimated fair market value. For investments held for sale, the impairment loss also includes estimated costs of sale. Property held for sale is not depreciated during the holding period. Investments are considered to be held for disposition at the time management commits the Partnership to a plan to dispose of the investment.

      Cash Equivalents

      Cash equivalents are stated at cost plus accrued interest. The Partnership considers all highly liquid investments purchased with a maturity of ninety days or less to be cash equivalents; otherwise, they are classified as short-term investments.

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

      Segment Data

      Effective January 1, 1998, the Partnership adopted Financial Accounting Standards Board Statement No. 131, "Disclosure about Segments on an Enterprise and Related Information" (FAS 131). Based on the criteria established in FAS 131, the Managing General Partner has determined that the Partnership operates in one operating segment: investing in real estate properties which are domiciled in the United States of America.

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

       The following is a summary of cash invested in joint ventures, net of returns of capital and excluding acquisition fees:

                              Preferential                    December 31
   Investment/                   Rate of    Ownership    --------------------
   Location                      Return     Interest     1999            1998
   --------                      ------     --------     ----            ----

Columbia Gateway Corp. Park
          Columbia, Maryland      10.5%      68.11%    $        --   $12,580,704

270 Technology Center
          Frederick, Maryland     10.0%         50%    $ 4,857,000   $ 4,857,000

      Columbia Gateway Corporate Park

      On December 21, 1987, the Partnership entered into a joint venture with an affiliate of the Partnership and with an affiliate of the Manekin Corporation to construct and operate seven research and development/office buildings, of which six have been constructed to date. The Partnership committed to make a $14,598,000 capital contribution. The Partnership and New England Pension Properties V (the "Affiliate") collectively had a 50% interest in the joint venture. Ownership of the Columbia Gateway Corporate Park joint venture was restructured to give the Partnership and its Affiliate obtained additional voting rights in the joint venture effective January 1, 1998, and are entitled to 69.5% and 30.5%, respectively of the operating activity of the joint venture.

      On December 20, 1999, the Columbia Gateway Corporate Park joint venture investment in which the Partnership and an affiliate own a 68.11% and 29.89% interest, respectively, sold its property to an unaffiliated third party for gross proceeds of $19,850,000, of which the Partnership's share was $13,795,750. The Partnership received its 69.5% share of the net proceeds, $13,423,827 after closing costs, and recognized a gain of $1,927,893 ($20.09 per Limited Partnership Unit) on the sale. A disposition fee of $413,872 was accrued but not paid to AEW Real Estate Advisors Inc.. On January 27, 2000 the Partnership made a capital distribution of $13,204,583 ($139.00 per Limited Partnership Unit) from the proceeds of the sale.

      270 Technology Center

      On December 22, 1987, the Partnership entered into a joint venture with an affiliate of the Manekin Corporation to construct and operate two research and development/office buildings. The Partnership committed to make a $5,150,000 capital contribution. The Partnership has a 50% interest in the joint venture. The minimum future rentals due to the venture under non-cancelable operating leases are: $716,204 in 2000, $553,154 in 2001, $211,774 in 2002, $37,928 in
2003 and $15,965 in 2004.

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

      In connection with the ownership restructuring, the Partnership agreed to release the affiliate of the venture partner from its guarantee upon payment to the Partnership of $650,000. The Partnership received $250,000 at the time the agreement was executed. During the third quarter of 1996, the Partnership received an additional $263,563. The final payment of $136,437 was received during the first quarter of 1998. The first payment was accounted for as a reduction of previously accrued investment income. The second and third payments were accounted for as a reduction of the Partnership's investment in the property. (See Note 4.)

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

      Effective December 30, 1996, the property owned by the joint venture was distributed to the venture partners as tenants-in-common. The Partnership, however, retained its overall decision-making authority. The property interest distributed to the Developer was encumbered by the aforementioned loan. The note was amended to mature on February 1, 1997 and was secured by a recorded deed-of-trust which provided that the note would be due upon the sale of the collateral. The note was subsequently amended to mature on March 31, 1998. In connection with this transaction, the Partnership obtained the option to purchase the tenancy-in-common interest of the Hewson affiliate at its fair market value beginning February 1, 1997.

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

      On September 23, 1998, the Metro Business Center was sold to an institutional buyer which is unaffiliated with the Partnership. The gross sale price was $9,900,000. The Partnership received net proceeds totaling $9,680,132, after closing costs and recognized a gain of $3,706,950 ($38.63 per Limited Partnership Unit). A disposition fee of $297,000 was accrued but not paid to AEW. On October 29, 1998, the Partnership made a capital distribution of $9,689,694 ($102 per Limited Partnership Unit) from the proceeds of the sale.

Summarized Financial Information

      The following summarized financial information is presented in the aggregate for the joint ventures:

                             Assets and Liabilities
                             ----------------------

                                                           December 31,
                                                  ------------------------------
                                                      1999              1998
                                                  -----------        -----------
Assets
 Real property, at cost less
   accumulated depreciation of
   $1,039,331 and $2,743,676,
   respectively                                   $ 3,939,825        $19,830,637
 Other                                                634,949            888,075
                                                  -----------        -----------
                                                  $ 4,574,774         20,718,712

Liabilities                                           136,869            339,188
                                                  -----------        -----------

Net assets                                        $ 4,437,905        $20,379,524
                                                  ===========        ===========

                              Results of Operations
                              ---------------------

                                                Year ended December 31,
                                        ----------------------------------------
                                           1999            1998          1997
                                        ----------     ----------     ----------
Revenue
   Rental income                        $2,959,645     $3,047,719     $2,691,155
   Other income                            118,802        119,729          3,233
                                        ----------     ----------     ----------
                                         3,078,447      3,167,448      2,694,388
                                        ----------     ----------     ----------

Expenses
   Operating expenses                      662,137        723,908        596,471
   Depreciation and amortization           318,707        488,068        854,025
                                        ----------     ----------     ----------
                                           980,844      1,211,976      1,450,496
                                        ----------     ----------     ----------
Net income                              $2,097,603     $1,955,472     $1,243,892
                                        ==========     ==========     ==========

      Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to one joint venture) its affiliate on behalf of their various financing arrangements with the joint ventures.

Note 4 - Property

      Palms Business Center

      Effective January 1, 1995, the Palms Business Center joint venture was restructured, giving the Partnership control over management decisions. Since that date, the investment was accounted for as a wholly-owned property. The carrying value of the joint venture investment at conversion ($12,519,961) was allocated to land, building and improvements, amount payable to venture partner and other net operating liabilities. The venture partner was entitled to received 40% of the excess cash flow above a specified level until the initial obligation of $360,000 was repaid in full. The obligation was paid in full as of the date of sale (see discussion below).

      The buildings and improvements (fifteen office/industrial buildings in Las Vegas, Nevada) were being depreciated over 25 years, beginning January 1, 1995.

      The Palms Business Center was sold on October 24, 1997 to an institutional buyer, which is unaffiliated with the Partnership for $23,200,000. The Partnership received net proceeds of $22,983,007, after closing costs and payoff of the remaining initial obligation due to the venture partner, and recognized a gain of $10,482,458 ($109.24 per Limited Partnership Unit). A disposition fee of $696,000 was accrued but not paid to AEW Real Estate Advisors, Inc.. On November 25, 1997, the Partnership made a distribution to the limited partners in the aggregate amount of $22,989,274 ($242 per Limited Partnership Unit) with proceeds from this sale and partially from reserves established from the proceeds of previous sales.

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

      The buildings and improvements (a multi-family apartment complex in Fort Meyers, Florida) were being depreciated over 25 years, beginning April 1, 1996.

      On September 23, 1999, the Reflections Apartments was sold to a third party which is unaffiliated with the Partnership. The gross sale price was $13,100,000. The Partnership received net proceeds totaling $12,773,052, after closing costs, and recognized a gain of $3,474,005 ($36.20 per Limited Partnership Unit). A disposition fee of $393,000 was accrued but not paid to AEW Real Estate Advisors, Inc. On October 28, 1999, the Partnership made a capital distribution of $12,522,505 ($131.82 per Limited Partnership Unit) from the proceeds of the sale.

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

      As described above the Partnership sold the Metro Business Center on September 23, 1998 and recognized a gain of $3,706,950.

      The buildings and improvements (four office/warehouse buildings in Phoenix, Arizona) were being depreciated over 25 years, beginning July 1, 1996.

      The following is a summary of the Partnership's investment in property:

                             Assets and Liabilities
                             ----------------------

                                                          December 31,
                                                    ---------------------------
                                                        1999            1998
                                                    -----------     -----------
          Land                                      $        --     $ 1,538,883
          Buildings and improvements
           and other capitalized costs                       --       8,383,001
          Accumulated depreciation and
           Amortization                                      --        (932,007)
          Net operating liabilities                          --         116,580
                                                    -----------     -----------
                                                             --     $ 9,106,457
                                                    ===========     ===========

Note 5 - Income Taxes

      The Partnership's income for federal income tax purposes differs from that reported in the accompanying statement of operations as follows:

                                                 Year ended December 31,
                                       -----------------------------------------
                                           1999         1998             1997
                                       -----------    -----------    -----------
Net income per financial
  statements                           $ 7,256,381    $ 5,988,712    $13,211,159
Timing differences:
    Joint venture earnings                 169,210        775,991        335,601
    Depreciation and amortization          (53,730)       549,260        926,809
    Expenses                              (282,938)      (244,327)       176,233
    Gain (loss) on sale                 (4,722,636)    (4,687,593)     1,008,333
                                       -----------    -----------    -----------
Taxable income                         $ 2,366,287    $ 2,382,043    $15,658,135
                                       ===========    ===========    ===========

Note 6 - Partners' Capital

      Allocation of net income (losses) from operations and distributions of distributable cash from operations, as defined, are in the ratio of 99% to the limited partners and 1% to the general partners. Cash distributions are made quarterly.

      Net sale proceeds and financing proceeds are allocated first to limited partners to the extent of their contributed capital plus a stipulated return thereon, as defined, second to pay disposition fees, and then 85% to the limited partners and 15% to the general partners. As a result of returns of capital from sales transactions, the adjusted capital contribution per limited partnership unit was reduced from $1,000 to $918 in 1993, to $863 in 1995, to $766 in 1996
to $524 in 1997 to $422 in 1998 and to $290.18 in 1999. No capital distributions have been made to the general partners. Income from a sale is allocated in proportion to the distribution of related proceeds, provided that the general partners are allocated at least 1%. Income or losses from a sale, if there are no residual proceeds after the repayment of the related debt, will be allocated 99% to the limited partners and 1% to the general partners.

Note 7 - Subsequent Event

      Distributions of cash from operations relating to the quarter ended December 31, 1999 were made on January 27, 2000 in the aggregate amount of $493,217 ($5.14 per Limited Partnership Unit). In addition, a special capital distribution was made on January 27, 2000 funded from original working capital totaling $1,347,057 ($14.18 per Limited Partnership Unit). As discussed above, the Partnership also made a capital distribution of $13,204,583 ($139.00 per Limited Partnership Unit) from the proceeds of the Columbia Gateway Corporate Park sale.

NEW ENGLAND PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION
Schedule III

AT DECEMBER 31, 1999

                                                  Initial Cost to                     Costs Subsequent
                                                  the Partnership                      to Acquisition
                                      -------------------------------------------------------------------------
                                                                                                      Change in
                                                    Buildings &        Other Net                       Working
Description                               Land     Improvements  Operating Liabilities  Improvements   Capital
-----------                               ----     ------------  ---------------------  ------------   -------

50% Interest in
Morf VI Venture.
Owner of two single story                                             See Note B
office/research and                    --------------------------------------------------------------------------
development buildings in
Frederick, Maryland.

68.11% interest in
Gateway 51 Partnership                                                See Note B
which has constructed                  --------------------------------------------------------------------------
six office and research and
development buildings, and owns
land in Columbia, Maryland

                                       --------------------------------------------------------------------------
          Total Joint Ventures
                                       ==========================================================================

Las Vegas, NV
   -Rancho Road Associates             $3,072,333    $9,729,055        ($281,424)          $51,768     $472,376



Fort Myers, FL
    -Lee Partners                       1,571,173     8,653,313          245,029           129,689     (547,424)


Phoeniz, AZ
    -Copley/Hewson Northwest            1,880,099     3,879,241          129,921           319,870       16,558



                                      ---------------------------------------------------------------------------
    Total Wholly-Owned Properties      $6,523,605   $22,261,609          $93,526          $501,327     ($58,490)
                                      ---------------------------------------------------------------------------

                                                 Gross amount at which
                                               Carried at Close of Period
                                      -----------------------------------------------

                                                    Buildings &         Other Net          Disposal                    Accumulated
Description                               Land     Improvements   Operating Liabilities    of Asset         Total     Depreciation
-----------                               ----     ------------   ---------------------    --------         -----     ------------

50% Interest in
Morf VI Venture.
Owner of two single story                                                                                $4,261,455   N/A
office/research and                   -------------------------------------------------
development buildings in
Frederick, Maryland.

68.11% interest in
Gateway 51 Partnership                                                                                     $347,500   N/A
which has constructed                 -------------------------------------------------
six office and research and
development buildings, and owns
land in Columbia, Maryland

                                      ----------------------------------------------------------------- -----------
          Total Joint Ventures                                                                          $4,608,955
                                      ================================================================= ===========

Las Vegas, NV
   -Rancho Road Associates             $3,072,333   $9,780,823        $190,952          ($13,044,108)            $0            $0



Fort Myers, FL
    -Lee Partners                       1,571,173    8,783,022        (302,399)           (9,954,173)        97,603             0


Phoeniz, AZ
    -Copley/Hewson Northwest            1,880,099    4,199,111         146,479            (6,255,689)             0             0



                                      --------------------------------------------------------------------------------------------
    Total Wholly-Owned Properties      $6,523,605  $22,762,936         $35,032          ($29,223,970)       $97,603            $0
                                      --------------------------------------------------------------------------------------------





                                         Date of           Date          Depreciable
Description                            Construction      Acquired           Life
-----------                            ------------      --------           ----

50% Interest in
Morf VI Venture.
Owner of two single story                    1987        12/22/87         50 Years
office/research and
development buildings in
Frederick, Maryland.

68.11% interest in
Gateway 51 Partnership                       1992        12/21/87         50 years
which has constructed
six office and research and
development buildings, and owns
land in Columbia, Maryland


          Total Joint Ventures


Las Vegas, NV
   -Rancho Road Associates                   1988       12/29/1986        25 Years
                                                       Converted to
                                                    wholly-owned 1/1/95

Fort Myers, FL                                          08/01/1986        25 Years
    -Lee Partners                            1987      Converted to
                                                    wholly-owned 4/1/96

Phoeniz, AZ
    -Copley/Hewson Northwest                 1987        09/15/1986       25 Years
                                                       Converted to
                                                    wholly-owned 7/1/96


Total Wholly-Owned Properties


NEW ENGLAND PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION-WHOLLY OWNED PROPERTY
SCHEDULE III NOTE A
AT DECEMBER 31, 1999


                                 Balance       Conversion to    Additions to                                  Change in
                                  as of        Wholly-Owned         Lease      Additions to   Write Down   Property Working
Description                    12/31/1996        Property        Commissions     Property     of Property      Capital
-----------------------------------------------------------------------------------------------------------------------------

Fort Myers, FL
 -Lee Partners                    $9,906,024           $0              $0        $71,286            $0            $30,687

Las Vegas, NV.
 -Rancho Road Associates          12,761,488            0          41,347              0             0            253,109

Phoenix, AZ
 -Copley/Hewson Northwest          5,787,671            0          37,816        235,701             0             (9,620)

                              -----------------------------------------------------------------------------------------------
Total Wholly-Owned Property      $28,455,183           $0         $79,163       $306,987            $0           $274,176
                              ===============================================================================================

                                                                 12/31/1996            1997        12/31/1996
                                                  Balance        Accumulated      Depreciation     Accumulated
                                 Disposal of       as of      Depreciation and  and Amortization    Dep/Amort
Description                         Asset       12/31/1997      Amortization         Expense        Subtotal
--------------------------------------------------------------------------------------------------------------

Fort Myers, FL
 -Lee Partners                          $0     $10,007,997          $257,265         ($339,699)     $596,964

Las Vegas, NV.
 -Rancho Road Associates       (13,044,108)        $11,836           894,659          (344,900)   $1,239,559

Phoenix, AZ
 -Copley/Hewson Northwest                0      $6,051,568            98,388          (236,902)     $335,290

                              --------------------------------------------------------------------------------
Total Wholly-Owned Property   ($13,044,108)    $16,071,401        $1,250,312         ($921,501)   $2,171,813
                              ================================================================================

                                                12/31/1996
                                    1997        Accumulated
                                Disposal of  Depreciation and
Description                        Asset       Amortization
-------------------------------------------------------------

Fort Myers, FL
 -Lee Partners                         $0          $596,964

Las Vegas, NV.
 -Rancho Road Associates       (1,239,559)               $0

Phoenix, AZ
 -Copley/Hewson Northwest                          $335,290

                              -------------------------------
Total Wholly-Owned Property   ($1,239,559)         $932,254
                              ===============================


                                 Balance       Conversion to    Additions to                                  Change in
                                  as of        Wholly-Owned         Lease      Additions to   Write Down   Property Working
Description                    12/31/1997        Property        Commissions     Property     of Property      Capital
----------------------------------------------------------------------------------------------------------------------------

Fort Myers, FL
 -Lee Partners                   $10,007,997           $0              $0        $15,812     ($136,437)          $167,941

Las Vegas, NV.
 -Rancho Road Associates              11,836            0               0              0             0            (11,836)

Phoinix, AZ
 -Copley/Hewson Northwest          6,051,568            0          35,241         54,319             0            100,002

                              ----------------------------------------------------------------------------------------------
Total Wholly-Owned Property      $16,071,401           $0         $35,241        $70,131     ($136,437)          $256,107
                              ==============================================================================================

                                                                12/31/1997           1998         12/31/1998
                                                 Balance       Accumulated      Depreciation     Accumulated
                               Disposal of        as of     Depreciation and  and Amortization    Dep/Amort
Description                       Asset        12/31/1998     Amortization         Expense        Subtotal
-------------------------------------------------------------------------------------------------------------

Fort Myers, FL
 -Lee Partners                  ($32,290)    $10,023,023          $596,964         ($335,043)     $932,007

Las Vegas, NV.
 -Rancho Road Associates               0              $0                 0                 0            $0

Phoinix, AZ
 -Copley/Hewson Northwest     (6,225,689)        $15,441           335,290          (214,217)     $549,507

                             --------------------------------------------------------------------------------
Total Wholly-Owned Property  ($6,257,979)    $10,038,464          $932,254         ($549,260)   $1,481,514
                             ================================================================================

                                              12/31/1998
                                 1998        Accumulated
                             Disposal of  Depreciation and
Description                     Asset       Amortization
----------------------------------------------------------

Fort Myers, FL
 -Lee Partners                      $0          $932,007

Las Vegas, NV.
 -Rancho Road Associates             0                $0

Phoinix, AZ
 -Copley/Hewson Northwest     (549,507)               $0

                             -----------------------------
Total Wholly-Owned Property  ($549,507)         $932,007
                             =============================


                                 Balance       Conversion to    Additions to                                  Change in
                                  as of        Wholly-Owned         Lease       Additions to   Write Down  Property Working
Description                    12/31/1998        Property        Commissions      Property     of Property     Capital
-----------------------------------------------------------------------------------------------------------------------------

Fort Myers, FL
 -Lee Partners                   $10,023,023           $0              $0             $0            $0            ($3,537)

Phoenix, AZ
 -Copley/Hewson Northwest             15,441            0               0              0             0            (15,441)

                              -----------------------------------------------------------------------------------------------
Total Wholly-Owned Property      $10,038,464           $0              $0             $0            $0           ($18,978)
                              ===============================================================================================

                                                                12/31/1998           1999         12/31/1999
                                                  Balance       Accumulated      Depreciation     Accumulated
                                Disposal of        as of     Depreciation and  and Amortization    Dep/Amort
Description                        Asset        12/31/1999     Amortization         Expense        Subtotal
-------------------------------------------------------------------------------------------------------------

Fort Myers, FL
 -Lee Partners                ($9,921,884)        $97,602          $932,007          ($83,830)   $1,015,837

Phoenix, AZ
 -Copley/Hewson Northwest               0              $0                 0                 0            $0

                             --------------------------------------------------------------------------------
Total Wholly-Owned Property   ($9,921,884)        $97,602          $932,007          ($83,830)   $1,015,837
                             ================================================================================

                                                 12/31/1999
                                     1999        Accumulated
                                 Disposal of  Depreciation and
Description                         Asset       Amortization
--------------------------------------------------------------

Fort Myers, FL
 -Lee Partners                 ($1,015,837)               $0

Phoenix, AZ
 -Copley/Hewson Northwest                0                $0

                             ---------------------------------
Total Wholly-Owned Property    ($1,015,837)               $0
                             =================================

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP
SCHEDULE III NOTE B
REAL ESTATE AND ACCUMULATED DEPRECIATION-JOINT VENTURES
AT DECEMBER 31,1999

                                                                                                                       CASH
                                                                                                                       CASH
                               PERCENT         BALANCE       INVESTMENT        EQUITY IN      1997 AMORTIZATION    DISTRIBUTION
                                  OF            AS OF         IN JOINT          INCOME/          OF DEFERRED           FROM
        DESCRIPTION           OWNERSHIP       12/31/96        VENTURES          (LOSS)         ACQUISITION FEES    JOINT VENTURE
  ----------------------      ---------     ------------     ----------       ----------       ----------------    -------------
      MORF VI Venture            50%          $4,722,717             $0         $107,157               ($1,840)       ($220,000)

  Gateway 51 Partnership        34.75%        11,010,803              0          783,507                (3,468)        (519,746)
                                            ------------     ----------       ----------       ---------------     ------------
                                             $15,733,520             $0         $890,664               ($5,308)       ($739,746)
                                            ============     ==========       ==========       ===============     ============

                               PERCENT         BALANCE       INVESTMENT        EQUITY IN      1998 AMORTIZATION    DISTRIBUTION
                                  OF            AS OF         IN JOINT          INCOME/          OF DEFERRED           FROM
        DESCRIPTION           OWNERSHIP       12/31/97        VENTURES          (LOSS)         ACQUISITION FEES    JOINT VENTURE
  ----------------------      ---------     ------------     ----------       ----------       ----------------    -------------

      MORF VI Venture            50%          $4,608,034             $0         $511,405               ($1,840)       ($741,000)

  Gateway 51 Partnership        34.75%        11,271,096              0        1,003,628                (3,468)        (981,212)
                                            ------------     ----------       ----------       ---------------     ------------
                                             $15,879,130             $0       $1,515,033               ($5,308)     ($1,722,212)
                                            ============     ==========       ==========       ===============     ============

                               PERCENT         BALANCE       INVESTMENT        EQUITY IN      1999 AMORTIZATION    DISTRIBUTION
                                  OF            AS OF         IN JOINT          INCOME/          OF DEFERRED           FROM
        DESCRIPTION           OWNERSHIP       12/31/98        VENTURES          (LOSS)         ACQUISITION FEES    JOINT VENTURE
  ----------------------      ---------     ------------     ----------       ----------       ----------------    -------------

      MORF VI Venture            50%          $4,376,599             $0         $666,696               ($1,840)       ($780,000)

  Gateway 51 Partnership        68.11%        11,290,044              0          994,480                (2,601)        (934,080)
                                            ------------     ----------       ----------       ---------------     ------------
                                             $15,666,643             $0       $1,661,176               ($4,441)     ($1,714,080)
                                            ============     ==========       ==========       ===============     ============

                                 CONVERSION TO                        BALANCE
                                  WHOLLY-OWNED        1997             AS OF
        DESCRIPTION                 PROPERTY        DISPOSALS        12/31/97
  ----------------------         -------------    ------------     -----------
      MORF VI Venture                       $0              $0      $4,608,034

  Gateway 51 Partnership                     0               0      11,271,096
                                 -------------    ------------     -----------
                                            $0              $0     $15,879,130
                                 =============    ============     ===========

                                 CONVERSION TO                        BALANCE
                                  WHOLLY-OWNED        1998             AS OF
        DESCRIPTION                 PROPERTY        DISPOSALS        12/31/98
  ----------------------         -------------    ------------     -----------

      MORF VI Venture                       $0              $0      $4,376,599

  Gateway 51 Partnership                     0               0      11,290,044
                                 -------------    ------------     -----------
                                            $0              $0     $15,666,643
                                 =============    ============     ===========

                                 CONVERSION TO                        BALANCE
                                  WHOLLY-OWNED        1999             AS OF
        DESCRIPTION                 PROPERTY        DISPOSALS        12/31/99
  ----------------------         -------------    ------------     -----------

      MORF VI Venture                       $0              $0      $4,261,455

  Gateway 51 Partnership                     0     (11,000,343)        347,500
                                 -------------    ------------     -----------
                                            $0    ($11,000,343)     $4,608,955
                                 =============    ============     ===========

                              FINANCIAL STATEMENTS
                                   INDEX NO. 2

                    Auditor's Report and Financial Statements

                                of Morf 6 Venture

Independent Auditor's Report of Wolpoff and Company, LLP

Balance Sheet - December 31, 1999 and 1998

Statement of Income - For the Years ended December 31, 1999, 1998 and 1997

Statement of Partners' Capital - For the Years ended December 31, 1999, 1998 and 1997

Statement of Cash Flows - For the Years ended December 31, 1999, 1998 and 1997

Notes to Financial Statements

                                 MORF 6 VENTURE
                        (A MARYLAND GENERAL PARTNERSHIP)

                                FINANCIAL REPORT

                                DECEMBER 31, 1999

                             WALPERT & WOLPOFF, LLP
                          Certified Public Accountants
                          ----------------------------

                                 MORF 6 VENTURE
                        (A MARYLAND GENERAL PARTNERSHIP)

                                    CONTENTS

                                DECEMBER 31, 1999

INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

    Balance Sheet

    Statement of Income

    Statement of Partners' Capital

    Statement of Cash Flows

    Notes to Financial Statements

INDEPENDENT AUDITOR'S REPORT ON SUPPLEMENTARY INFORMATION

SUPPLEMENTARY INFORMATION

   Schedule of Partners' Capital

   Schedule of Changes in Partners' Capital - Income Tax Basis

                     [LETTERHEAD OF WALPERT & WOLPOFF, LLP]

To the Partners
MORF 6 Venture
(A Maryland General Partnership)
Columbia, Maryland

              INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS

We have audited the balance sheet of MORF 6 Venture (A Maryland General Partnership) as of December 31, 1999 and 1998, and the related statements of income, partners' capital, and cash flows for each of the three years ended December 31, 1999, 1998, and 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits,

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MORF 6 Venture (A Maryland General Partnership) as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years ended December 31, 1999, 1998, and 1997, in conformity with generally accepted accounting principles.


                                           /s/ Walpert & Wolpoff, LLP

                                           WALPERT & WOLPOFF, LLP


Baltimore, Maryland
January 12, 2000

                                 MORF 6 VENTURE
                        (A MARYLAND GENERAL PARTNERSHIP)

                                  BALANCE SHEET

                                     ASSETS

                                                            December 31,
                                                     --------------------------
                                                         1999           1998
                                                     -----------    -----------
PROPERTY, AT COST - Note 1
    Buildings and Improvements                       $ 4,155,969    $ 4,088,945
    Land and Land Improvements                           630,335        630,335
    Deferred Costs - Note 3                              192,852        143,782
                                                     -----------    -----------
                                                       4,979,156      4,863,062
    Less Accumulated Depreciation and Amortization    (1,039,331)      (914,049)
                                                     -----------    -----------

      PROPERTY, NET                                    3,939,825      3,949,013
                                                     -----------    -----------

OTHER ASSETS
    Cash and Cash Equivalents - Note 1                    64,047        113,865
                                                     -----------    -----------

    Receivable From Tenants                               24,307         24,973
    Allowance for Doubtful Accounts                      (22,740)       (22,870)
                                                     -----------    -----------
                                                           1,567          2,103
                                                     -----------    -----------

    Prepaid Expenses                                      29,367         29,294
                                                     -----------    -----------

     TOTAL OTHER ASSETS                                   94,981        145,262
                                                     -----------    -----------

                                                     $ 4,034,806    $ 4,094,275
                                                     ===========    ===========

                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
    Accounts Payable and Accrued Expenses            $    89,598    $    40,088
    Tenant Security Deposits                              25,638         22,445
    Rents Received in Advance                             13,208         12,076
                                                     -----------    -----------

      TOTAL LIABILITIES                                  128,444         74,609

PARTNERS' CAPITAL - Note 2                             3,906,362      4,019,666
                                                     -----------    -----------

                                                     $ 4,034,806    $ 4,094,275
                                                     ===========    ===========

----------
The notes to financial statements are an integral part of this statement.

                                 MORF 6 VENTURE
                        (A MARYLAND GENERAL PARTNERSHIP)

                               STATEMENT OF INCOME

                                                         Year Ended December 31,
                                                   -----------------------------------

                                                      1999         1998         1997
                                                   ---------    ---------    ---------

REVENUE
   Gross Rent Potential - Notes 1 and 5            $ 808,690    $ 801,491    $ 784,015
   Less Vacancies                                      9,502       66,464      132,236
                                                   ---------    ---------    ---------
     Net Rental Income                               799,188      735,027      651,779
   Expense Reimbursements From Tenants               166,271       92,781       76,286
   Interest and Other Income                           2,854       11,139        3,213
                                                   ---------    ---------    ---------

        TOTAL REVENUE                                968,313      838,947      731,278
                                                   ---------    ---------    ---------

OPERATING EXPENSES
    Real Property Tax                                 56,695       55,967       41,093
    Building and Grounds Maintenance                  48,135       31,584       32,009
    Management Fees - Note 3                          29,100       24,585       22,507
    General and Administrative                        24,688       15,720       21,836
    Utilities                                         14,059       11,434       17,246
    Bad Debts                                          3,658       23,789          -0-
                                                   ---------    ---------    ---------

      TOTAL OPERATING EXPENSES                       176,335      163,079      134,691
                                                   ---------    ---------    ---------

OPERATING INCOME                                     791,978      675,868      596,587
                                                   ---------    ---------    ---------

OTHER EXPENSES
   Depreciation and Amortization                    (125,282)    (111,321)    (116,945)
     Abandonment of Tenant Improvements - Note 1         -0-      (53,142)    (372,485)
                                                   ---------    ---------    ---------

        TOTAL OTHER EXPENSES                        (125,282)    (164,463)    (489,430)
                                                   ---------    ---------    ---------

NET INCOME - Note 4                                $ 666,696    $ 511,405    $ 107,157
                                                   =========    =========    =========

----------
The notes to financial statements are an integral part of this statement.

                                 MORF 6 VENTURE
                        (A MARYLAND GENERAL PARTNERSHIP)

                         STATEMENT OF PARTNERS' CAPITAL

                                                 Year Ended December 31,
                                        ---------------------------------------
                                            1999          1998          1997
                                        -----------   -----------   -----------

CAPITAL CONTRIBUTIONS - Note 2
    Prior Years                         $ 4,857,000   $ 4,857,000   $ 4,857,000
                                        -----------   -----------   -----------

CAPITAL PLACEMENT FEE - Notes 1 and 2       (38,250)      (38,250)      (38,250)
                                        -----------   -----------   -----------

DISTRIBUTIONS - Note 2
    Prior Years                          (5,308,931)   (4,567,931)   (4,347,931)
    Current Year                           (780,000)     (741,000)     (220,000)
                                        -----------   -----------   -----------
                                         (6,088,931)   (5,308,931)   (4,567,931)
                                        -----------   -----------   -----------

ACCUMULATED INCOME
    Prior Years                           4,509,847     3,998,442     3,891,285
    Current Year                            666,696       511,405       107,157
                                        -----------   -----------   -----------
                                          5,176,543     4,509,847     3,998,442
                                        -----------   -----------   -----------

TOTAL PARTNERS' CAPITAL                 $ 3,906,362   $ 4,019,666   $ 4,249,261
                                        ===========   ===========   ===========

----------
The notes to financial statements are an integral part of this statement.

                                 MORF 6 VENTURE
                        (A MARYLAND GENERAL PARTNERSHIP)

                             STATEMENT OF CASH FLOWS

                                                               Year Ended December 31,
                                                          ---------------------------------

                                                             1999        1998       1997
                                                          ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                             $ 666,696   $ 511,405   $ 107,157
                                                          ---------   ---------   ---------
   Adjustments to Reconcile Net Income
      to Net Cash Provided by Operating Activities
        Depreciation and Amortization                       125,282     111,321     116,945
        Abandonment of Tenant Improvements                      -0-      53,142     372,485
        Decrease in Tenant Receivables, Net of Allowance        536      13,014       5,455
        Increase in Prepaid Expenses                            (73)       (491)    (13,647)
        Accounts Payable and Accrued Expenses                49,510      15,065      12,946
        Increase in Rents Received in Advance                 1,133       4,250         -0-
                                                          ---------   ---------   ---------
         Total Adjustments                                  176,388     196,301     494,184
                                                          ---------   ---------   ---------

           Net Cash Provided by Operating Activities        843,084     707,706     601,341
                                                          ---------   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property Improvements                                    (67,024)        -0-    (262,947)
   Leasing Commissions                                      (49,071)    (36,154)    (54,802)
   Security Deposits                                          3,193         -0-       2,017
                                                          ---------   ---------   ---------

           Net Cash Used by Investing Activities           (112,902)    (36,154)   (315,732)
                                                          ---------   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to Partner                                (780,000)   (741,000)   (220,000)
                                                          ---------   ---------   ---------

           Net Cash Used by Financing Activities           (780,000)   (741,000)   (220,000)
                                                          ---------   ---------   ---------

NET INCREASE (DECREASE)
   IN CASH AND CASH EQUIVALENTS                             (49,818)    (69,448)     65,609

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF YEAR                                     113,865     183,313     117,704
                                                          ---------   ---------   ---------

CASH AND CASH EQUIVALENTS
   AT END OF YEAR                                         $  64,047   $ 113,865   $ 183,313
                                                          =========   =========   =========

----------
The notes to financial statements are an integral part of this statement.

                                 MORF 6 VENTURE
                        (A MARYLAND GENERAL PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization

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

      Property

      The Partnership owns and operates two office buildings in Frederick, Maryland, containing approximately 73,000 square feet of leasable area.

      All property is recorded at cost. Information regarding the buildings is as follows:

                                                   Occupancy
                     Square                ----------------------------
          Building    Feet     Tenants     12/31/99  12/31/98  12/31/97
          --------    ----     -------     --------  --------  --------
            1       45,000     Multiple      100%      100%       51%
            2       28,000     Multiple      100%      100%      100%
                    ------
                    73,000                   100%      100%       70%
                    ======                   ===       ===       ===

      During 1998 and 1997, tenant improvements completed in prior years were demolished in order to build out the space for new tenants. The loss on abandonment of tenant improvements is calculated as follows:

                                            1999       1998        1997
                                          --------   --------   ---------
      Cost                                $    -0-   $ 65,466   $ 480,157
      Accumulated Depreciation                 -0-    (12,324)   (107,672)
                                          --------   --------   ---------
      Abandonment of Tenant Improvements  $    -0-   $ 53,142   $ 372,485
                                          ========   ========   =========

                                 MORF 6 VENTURE
                        (A MARYLAND GENERAL PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                DECEMBER 31, 1999

Note 1 - Depreciation (Cont.)

      Building costs are being depreciated using the straight-line method over the estimated useful lives of 50 years. Beginning in January 1998, the Partnership changed depreciation methods for tenant improvements. Tenant improvements are being depreciated using the straight-line method over the life of the tenants' lease; in prior years the improvements were depreciated over 50 years.

      Amortization

      Various deferred costs are being amortized as follows:

                                                     Amortization
                                 1999        1998       Period
                               --------    --------  ------------
          Leasing Commissions  $185,134    $136,064   1 - 5 Years
          Organization Costs      7,718       7,718    Complete
                               --------    --------

                               $192,852    $143,782
                               ========    ========

      Rental Income

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

Note 2 - PARTNERS' CAPITAL

      Capital Investment

      New England Life Pension Properties IV (NELPP IV) has agreed to provide equity up to an amount of $5,150,000 to the Partnership. Of this amount, $5,004,841 was contributed, and in 1991, $293,000 was returned from proceeds of a 1990 land sale. An additional $175,060 was contributed in 1994, and in 1995, capital contributions of $29,901 were returned. Contributed capital totaled $4,857,000, at December 31, 1999, 1998, and 1997.

                                 MORF 6 VENTURE
                        (A MARYLAND GENERAL PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                DECEMBER 31, 1999

Note 2 - (Cont.)

      NELPP IV is entitled to a cumulative priority return of 10%, compounded monthly, on invested capital. During 1999, 1998, and 1997, NELPP IV was paid $780,000, $741,000, and $220,000, respectively, under this agreement. As of December 31, 1999, 1998, and 1997, the unpaid priority return was $-0-, $-0-, and $228,089, respectively.

      Capital Placement Fee

      The Partnership incurred fees of $38,250 with Paine Webber Mortgage Finance, Inc. with respect to capital raised by the Partnership. This amount has been charged against capital.

Note 3 - RELATED PARTY TRANSACTIONS

      Management Fees

      The Partnership has entered into an agreement with Manekin, LLC, an affiliated entity, to act as management agent for the property. The management agreement provides for fees equal to 3% of rent and tenant expense billings. For the years ended December 31, 1999, 1998, and 1997, management fees of $29,100, $24,585, and $22,507, respectively, were incurred.

      Leasing Commissions

      Leasing commissions of $16,667, $20,583, and $54,802, were paid to related parties during 1999, 1998, and 1997, respectively.

Note 4 - TAX ACCOUNTING

      Tax accounting differs from financial accounting as follows:

                                          Current       Prior
                                            Year        Years        Total
                                         ---------   ----------   ----------

        Financial Income                 $ 666,696    $4,509,847  $5,176,543
        Additional Depreciation            (49,590)     (591,163)   (640,753)
        Real Property
          Taxes Expensed for Tax               -0-       (28,347)    (28,347)
        Prepaid Tenant Reimbursements       52,673        31,211      83,884
        Rents Received in Advance           (7,788)       12,076       4,288
        Additional Gain on Sale
          of Land Recognized for Tax           -0-        30,594      30,594
        Allowance for Doubtful Accounts       (130)       22,870      22,740
                                         ---------   ----------   ----------

        Taxable Income                   $ 661,861   $3,987,088   $4,648,949
                                         =========   ==========   ==========

                                 MORF 6 VENTURE
                        (A MARYLAND GENERAL PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                DECEMBER 31, 1999

Note 5 - FUTURE MINIMUM LEASE PAYMENTS

      The following is a schedule of future minimum lease payments to be received under noncancelable operating leases at December 31, 1999:

                 Year Ending December 31, 2000        $  716,204
                                          2001           553,154
                                          2002           211,774
                                          2003            37,928
                                          2004            15,965
                                                      ----------

                                          Total       $1,535,025
                                                      ==========

                     [LETTERHEAD OF WALPERT & WOLPOFF, LLP]

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


                                  /s/ Walpert & Wolpoff, LLP

                                     WALPERT & WOLPOFF, LLP


Baltimore, Maryland
January 12, 2000

                                 MORF 6 VENTURE
                        (A MARYLAND GENERAL PARTNERSHIP)

                          SCHEDULE OF PARTNERS' CAPITAL

                          YEAR ENDED DECEMBER 31, 1999

                                                        M.O.R.F. 6
                                        New England     Associates
                                        Life Pension     Limited
                                        Properties IV   Partnership    Total
                                        -------------   -----------    -----

OWNERSHIP PERCENTAGE                          50%           50%         100%
                                         ===========       =====    ===========

CAPITAL CONTRIBUTIONS - Note 2
    Prior Years                          $ 4,857,000       $ -0-    $ 4,857,000
                                         -----------       -----    -----------

CAPITAL PLACEMENT FEE - Notes 1 and 2        (38,250)        -0-        (38,250)
                                         -----------       -----    -----------

DISTRIBUTIONS - Note 2
   Prior Years                            (5,308,931)        -0-     (5,308,931)
   Current Year                             (780,000)        -0-       (780,000)
                                         -----------       -----    -----------
                                          (6,088,931)        -0-     (6,088,931)
                                         -----------       -----    -----------

ACCUMULATED INCOME
    Prior Years                            4,509,847         -0-      4,509,847
    Current Year                             666,696         -0-        666,696
                                         -----------       -----    -----------
                                           5,176,543         -0-      5,176,543
                                         -----------       -----    -----------

TOTAL PARTNERS' CAPITAL                  $ 3,906,362       $ -0-    $ 3,906,362
                                         ===========       =====    ===========

----------
See Independent Auditor's Report on Supplementary Information.

                                 MORF 6 VENTURE
                        (A MARYLAND GENERAL PARTNERSHIP)

           SCHEDULE OF CHANGES IN PARTNERS' CAPITAL - INCOME TAX BASIS

                          YEAR ENDED DECEMBER 31, 1999

                                                        M.O.R.F. 6
                                        New England     Associates
                                        Life Pension     Limited
                                        Properties IV   Partnership    Total
                                        -------------   -----------    -----

OWNERSHIP PERCENTAGE                          50%           50%         100%
                                         ===========       =====    ===========

CAPITAL CONTRIBUTIONS - Note 2
    Prior Years                          $ 4,857,000       $ -0-    $ 4,857,000
                                         -----------       -----    -----------

CAPITAL PLACEMENT FEE - Notes 1 and 2        (38,250)        -0-        (38,250)
                                         -----------       -----    -----------

DISTRIBUTIONS - Note 2
   Prior Years                            (5,308,931)        -0-     (5,308,931)
   Current Year                             (780,000)        -0-       (780,000)
                                         -----------       -----    -----------
                                          (6,088,931)        -0-     (6,088,931)
                                         -----------       -----    -----------

ACCUMULATED INCOME - Note 4
    Prior Years                            3,987,088         -0-      3,987,088
    Current Year                             661,861         -0-        661,861
                                         -----------       -----    -----------
                                           4,648,949         -0-      4,648,949
                                         -----------       -----    -----------

TOTAL PARTNERS' CAPITAL                  $ 3,378,768       $ -0-    $ 3,378,768
                                         ===========       =====    ===========

----------
See Independent Auditor's Report on Supplementary Information.

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

Balance Sheet - December 31, 1998 and 1997

Statement of Income - For the Years ended December 31, 1998, 1997 and 1996

Statement of Partners' Capital - For the Years ended December 31, 1998, 1997 and 1996

Statement of Cash Flows - For the Years ended December 31, 1998, 1997 and 1996

Notes to Financial Statements

                            GATEWAY 51 PARTNERSHIP

                       (A MARYLAND GENERAL PARTNERSHIP)

                               FINANCIAL REPORT

                               DECEMBER 31, 1998

                             GATEWAY 51 PARTNERSHIP
                        (A MARYLAND GENERAL PARTNERSHIP)

                                    CONTENTS

                                DECEMBER 31, 1998

INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

    Balance Sheet

    Statement of Income

    Statement of Partners' Capital

    Statement of Cash Flows

    Notes to Financial Statements

INDEPENDENT AUDITOR'S REPORT ON SUPPLEMENTARY INFORMATION

SUPPLEMENTARY INFORMATION

    Schedule of Partners' Capital

    Schedule of Changes in Partners' Capital - Income Tax Basis

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gateway 51 Partnership (A Maryland General Partnership) as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, 1997, and 1996, in conformity with generally accepted accounting principles.


                                          /s/ Wolpoff & Company, LLP

                                          WOLPOFF & COMPANY, LLP


Baltimore, Maryland
January 13, 1999

                             GATEWAY 51 PARTNERSHIP
                        (A MARYLAND GENERAL PARTNERSHIP)

                                  BALANCE SHEET

                                     ASSETS

                                                              December 31,
                                                      --------------------------
                                                          1998           1997
                                                      ------------   -----------
PROPERTY, AT COST - Note 1
    Land                                              $  4,966,738   $ 4,966,738
    Building and Improvements                           11,892,943    11,614,717
    Preliminary Development Costs                           42,247        42,247
    Deferred Costs - Note 3                                809,323       663,719
                                                      ------------   -----------
                                                        17,711,251    17,287,421
    Less Accumulated Depreciation and Amortization       1,984,627     1,630,022
                                                      ------------   -----------

       PROPERTY, NET                                    15,726,624    15,657,399
                                                      ------------   -----------

OTHER ASSETS
    Cash and Cash Equivalents - Note 1                     421,833       558,136
                                                      ------------   -----------
    Receivables From Tenants
     Rents and Expense Billings                            106,282           -0-
     Deferred Rent Receivable - Note 1                     202,228        73,447
     Allowance for Doubtful Accounts                       (95,174)          -0-
                                                      ------------   -----------
                                                           213,336        73,447
                                                      ------------   -----------

   Prepaid Expenses                                        107,644       107,442
                                                      ------------   -----------

      TOTAL OTHER ASSETS                                   742,813       739,025
                                                      ------------   -----------

                                                      $ 16,469,437   $16,396,424
                                                      ============   ===========

----------
The notes to financial statements are an integral part of this statement.

                             GATEWAY 51 PARTNERSHIP
                        (A MARYLAND GENERAL PARTNERSHIP)

                                  BALANCE SHEET

                        LIABILITIES AND PARTNERS' CAPITAL

                                                             December 31,
                                                      --------------------------
                                                          1998           1997
                                                      -----------    -----------

LIABILITIES
   Accounts Payable and Accrued Expenses              $    67,398    $    34,935
   Tenant Security Deposits                               150,000         15,193
   Prepaid Tenant Reimbursements                           47,181        142,688
                                                      -----------    -----------

     TOTAL LIABILITIES                                    264,579        192,816

PARTNERS' CAPITAL - Notes 1 and 2                      16,204,858     16,203,608
                                                      -----------    -----------

                                                      $16,469,437    $16,396,424
                                                      ===========    ===========

----------
The notes to financial statements are an integral part of this statement.

                             GATEWAY 51 PARTNERSHIP
                        (A MARYLAND GENERAL PARTNERSHIP)

                               STATEMENT OF INCOME

                                                         Year Ended December 31,
                                                 ---------------------------------------
                                                     1998          1997         1996
                                                 -----------   -----------   -----------

REVENUE - Notes 1 and 5
    Gross Rent Potential                         $ 1,943,734   $ 1,775,359   $ 1,684,997
    Less Vacancies and Free Rent                      72,135        80,444       108,412
                                                 -----------   -----------   -----------
      Net Rental Income                            1,871,599     1,694,915     1,576,585
    Expense Reimbursements From Tenants              441,093       258,789       364,873
    Other Income                                      15,809            20        18,163
                                                 -----------   -----------   -----------

         TOTAL REVENUE                             2,328,501     1,953,724     1,959,621
                                                 -----------   -----------   -----------

OPERATING EXPENSES
    Real Property Taxes                              211,009       211,967       207,855
    Building and Grounds Maintenance                 144,004       142,678       157,314
    Bad Debts                                         95,174           -0-           -0-
    Management Fees - Note 3                          62,338        61,036        57,542
    Utilities                                         26,165        27,297        24,890
    General and Administrative                        17,966        12,229        25,856
    Insurance                                          4,173         6,573         9,292
                                                 -----------   -----------   -----------

         TOTAL OPERATING EXPENSES                    560,829       461,780       482,749
                                                 -----------   -----------   -----------

OPERATING INCOME                                   1,767,672     1,491,944     1,476,872
                                                 -----------   -----------   -----------

ADJUSTMENTS TO ARRIVE AT NET INCOME
    Depreciation and Amortization                   (354,605)     (315,417)     (302,585)
    Abandonment of Tenant Improvements - Note 1          -0-       (80,178)      (24,256)
                                                 -----------   -----------   -----------
                                                    (354,605)     (395,595)     (326,841)
                                                 -----------   -----------   -----------

NET INCOME-Note 4                                $ 1,413,067   $ 1,096,349   $ 1,150,031
                                                 ===========   ===========   ===========

The notes to financial statements are an integral part of this statement.

                             GATEWAY 51 PARTNERSHIP
                        (A MARYLAND GENERAL PARTNERSHIP)

                         STATEMENT OF PARTNERS' CAPITAL

                                               Year Ended December 31,
                                            1998         1997          1996
                                       ------------  ------------  ------------

CAPITAL CONTRIBUTIONS - Note 2
    Prior Years                        $ 20,267,826  $ 20,267,826  $ 20,267,826
                                       ------------  ------------  ------------

CAPITAL PLACEMENT FEE - Notes 1 and 2
    Prior Years                            (202,678)     (202,678)     (202,678)
                                       ------------  ------------  ------------

DISTRIBUTIONS
    Prior Years                          (8,796,724)   (8,048,893)   (6,948,893)
    Current Year                         (1,411,817)     (747,831)   (1,100,000)
                                       ------------  ------------  ------------
                                        (10,208,541)   (8,796,724)   (8,048,893)
                                       ------------  ------------  ------------

ACCUMULATED INCOME
   Prior Years                            4,935,184     3,838,835     2,688,804
   Current Year                           1,413,067     1,096,349     1,150,031
                                       ------------  ------------  ------------
                                          6,348,251     4,935,184     3,838,835
                                       ------------  ------------  ------------

TOTAL PARTNERS' CAPITAL                $ 16,204,858  $ 16,203,608  $ 15,855,090
                                       ============  ============  ============

----------
The notes to financial statements are an integral part of this statement.

                             GATEWAY 51 PARTNERSHIP
                        (A MARYLAND GENERAL PARTNERSHIP)

                             STATEMENT OF CASH FLOWS

                                                              Year Ended December 31,
                                                          1998          1997          1996
                                                      -----------   -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                          $ 1,413,067   $ 1,096,349   $ 1,150,031
                                                      -----------   -----------   -----------
  Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities
     Depreciation and Amortization                        354,605       315,417       302,585
     Abandonment of Tenant Improvements                       -0-        80,178        24,256
     Change in Receivables From Tenants                  (139,889)        8,667       (41,033)
     Increase in Prepaid Expenses                            (202)      (64,870)       (6,302)
     Change in Accounts Payable and Accrued Expenses       32,463        (6,176)       16,526
     Change in Prepaid Tenant Reimbursements              (95,507)      142,688           -0-
                                                      -----------   -----------   -----------
      Total Adjustments                                   151,470       475,904       296,032
                                                      -----------   -----------   -----------

        Net Cash Provided by Operating Activities       1,564,537     1,572,253     1,446,063
                                                      -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Building and Improvement Costs                         (278,227)     (359,189)     (258,309)
  Leasing Costs                                          (145,603)     (116,524)      (80,786)
  Increase in Tenant Security Deposits                    134,807        12,784           -0-
  Decrease in Tenant Improvement Loans                        -0-           688        32,057
                                                      -----------   -----------   -----------

        Net Cash Used by Investing Activities            (289,023)     (462,241)     (307,038)
                                                      -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to Partners                            (1,411,817)     (747,831)   (1,100,000)
                                                      -----------   -----------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (136,303)      362,181        39,025

CASH AND CASH EQUIVALENTS, BEGINNING                      558,136       195,955       156,930
                                                      -----------   -----------   -----------

CASH AND CASH EQUIVALENTS, ENDING                     $   421,833   $   558,136   $   195,955
                                                      ===========   ===========   ===========

----------
The notes to financial statements are an integral part of this statement.

                             GATEWAY 51 PARTNERSHIP
                        (A MARYLAND GENERAL PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization

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

      All property is recorded at cost. Information regarding the buildings is as follows:

                                                             Occupancy
            Square    Date Placed                  ----------------------------
Building   Footage   Into Service      Tenants     12/31/98  12/31/97  12/31/96
--------   -------   ------------      -------     --------  --------  --------

    A      46,840       3/1/91         Multiple      100%       92%       92%
    B      21,991       9/1/90          AVNET        100%      100%      100%
    C      38,225       7/15/91       EVI, Inc.      100%      100%      100%
    F      35,812       2/1/92        Multiple       100%      100%       82%
   D-E     45,951       8/8/94   Columbia National   100%      100%      100%
          -------

          188,819                                    100%       98%       94%
          =======

      Carrying costs, operating expenses, and depreciation begin as a charge against operations on the date the buildings were placed into service.

                             GATEWAY 51 PARTNERSHIP
                        (A MARYLAND GENERAL PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                DECEMBER 31, 1998

Note 1 -  (Cont.)

      During 1997, tenant improvements completed in prior years were demolished in order to build out the space for new tenants. The loss on abandonment of tenant improvements is calculated as follows:

                    Cost                                  $ 127,688
                    Accumulated Depreciation                (47,510)
                                                          ---------

                    Abandonment of Tenant Improvements    $  80,178
                                                          =========

      Use of Estimates

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

      Amortization

      Deferred costs are amortized as follows:

                                                             Amortization
                                               Amount           Period
                                              --------       -------------

               Organization Costs             $ 13,555         Complete
               Leasing Costs and Commissions   795,767        Lease Terms
                                              --------

                                              $809,322
                                              ========

                             GATEWAY 51 PARTNERSHIP
                        (A MARYLAND GENERAL PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                DECEMBER 31, 1998

Note 1 - (Cont.)

      Income Taxes

      Partnerships, as such, are not subject to income taxes. The partners are required to report their respective shares of partnership income and other tax items on their income tax returns (see Note 4).

      Capital Placement Fee

      Costs incurred for arranging the Partnership's equity have been treated as a reduction of partners capital (see Note 2).

Note 2 - PARTNERS' CAPITAL

      Capital Investment

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

                             GATEWAY 51 PARTNERSHIP
                        (A MARYLAND GENERAL PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                DECEMBER 31, 1998

Note 4 - TAX ACCOUNTING

      Tax accounting differs from financial accounting as follows:

                                       Current Year   Prior Years      Total
                                       ------------   -----------   -----------

      Financial Income                  $ 1,413,067   $ 4,935,184   $ 6,348,251
      Additional Depreciation               (87,820)     (757,466)     (845,286)
           Lease-Up Period Items
        Capitalized for GAAP                    -0-         4,264         4,264
      Allowance for Doubtful Accounts        95,174           -0-        95,174
      Deferred Rent Receivable             (128,781)      (73,447)     (202,228)
      Prepaid Property Taxes                   (956)     (105,026)     (105,982)
      Prepaid Tenant Reimbursements         (95,507)      142,688        47,181
                                        -----------   -----------   -----------

      Taxable Income                    $ 1,195,177   $ 4,146,197   $ 5,341,374
                                        ===========   ===========   ===========

Note 5 - LEASES

      The following is a schedule of future minimum lease payments to be received under noncancelable operating leases at December 31, 1998:

               Year Ending December 31, 1999       $1,524,603
                                        2000          827,454
                                        2001          726,557
                                        2002          736,016
                                        2003          745,758
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


                                          /s/ Wolpoff & Company, LLP

                                          WOLPOFF & COMPANY, LLP

Baltimore, Maryland
January 13, 1999

                             GATEWAY 51 PARTNERSHIP
                        (A MARYLAND GENERAL PARTNERSHIP)

                          SCHEDULE OF PARTNERS' CAPITAL

                          YEAR ENDED DECEMBER 31, 1998

                                                               NE/       M.O.R. 51
                               New England    New England   Gateway 51    Gateway
                              Life Pension     Pension      Limited       Limited
                             Properties IV   Properties V  Partnership  Partnership     Total
                             -------------   ------------  -----------  -----------     -----

OWNERSHIP PERCENTAGE
   Through December 31, 1997     34.75%          15.25%       0.00%       50.00%        100.00%
                              ============    ===========    =======      =======    ============
   As of January 1, 1998         68.11%          29.89%       2.00%        0.00%        100.00%
                              ============    ===========    =======      =======    ============

CAPITAL CONTRIBUTIONS
   Prior Years                $ 14,086,139    $ 6,181,687    $   -0-      $   -0-    $ 20,267,826
                              ------------    -----------    -------      -------    ------------

CAPITAL PLACEMENT FEE
   Prior Years                    (106,427)       (96,251)       -0-          -0-        (202,678)
                              ------------    -----------    -------      -------    ------------

DISTRIBUTIONS - Note 2
   Prior Years                  (5,969,698)    (2,827,026)       -0-          -0-      (8,796,724)
   Current Year                   (981,211)      (430,606)       -0-          -0-      (1,411,817)
                              ------------    -----------    -------      -------    ------------
                                (6,950,909)    (3,257,632)       -0-          -0-     (10,208,541)
                              ------------    -----------    -------      -------    ------------

ACCUMULATED INCOME
   Prior Years                   3,429,956      1,505,228        -0-          -0-       4,935,184
   Current Year                    982,082        430,985        -0-          -0-       1,413,067
                              ------------    -----------    -------      -------    ------------
                                 4,412,038      1,936,213        -0-          -0-       6,348,251
                              ------------    -----------    -------      -------    ------------

PARTNERS' CAPITAL, 12/31/98   $ 11,440,841    $ 4,764,017    $   -0-      $   -0-    $ 16,204,858
                              ============    ===========    =======      =======    ============

----------
See Independent Auditor's Report on Supplementary Information.

                             GATEWAY 51 PARTNERSHIP
                        (A MARYLAND GENERAL PARTNERSHIP)

           SCHEDULE OF CHANGES IN PARTNERS' CAPITAL - INCOME TAX BASIS

                          YEAR ENDED DECEMBER 31, 1998

                                                               NE/       M.O.R. 51
                               New England    New England   Gateway 51    Gateway
                              Life Pension     Pension      Limited       Limited
                             Properties IV   Properties V  Partnership  Partnership     Total
                             -------------   ------------  -----------  -----------     -----

OWNERSHIP PERCENTAGE
   Through December 31, 1997     34.75%          15.25%       0.00%       50.00%        100.00%
                              ============    ===========    =======      =======    ============
   As of January 1, 1998         68.11%          29.89%       2.00%        0.00%        100.00%
                              ============    ===========    =======      =======    ============

CAPITAL CONTRIBUTIONS
   Prior Years                $ 14,086,139    $ 6,181,687    $   -0-      $   -0-    $ 20,267,826
                              ------------    -----------    -------      -------    ------------

CAPITAL PLACEMENT FEE
   Prior Years                    (106,427)       (96,251)       -0-          -0-        (202,678)
                              ------------    -----------    -------      -------    ------------

DISTRIBUTIONS - Note 2
   Prior Years                  (5,969,698)    (2,827,026)       -0-          -0-      (8,796,724)
   Current Year                   (981,211)      (430,606)       -0-          -0-      (1,411,817)
                              ------------    -----------    -------      -------    ------------
                                (6,950,909)    (3,257,632)       -0-          -0-     (10,208,541)
                              ------------    -----------    -------      -------    ------------

ACCUMULATED INCOME
   Prior Years                   2,883,779      1,262,418        -0-          -0-       4,146,197
   Current Year                    830,648        364,529        -0-          -0-       1,195,177
                              ------------    -----------    -------      -------    ------------
                                 3,714,427      1,626,947        -0-          -0-       5,341,374
                              ------------    -----------    -------      -------    ------------

PARTNERS' CAPITAL, 12/31/98   $ 10,743,230    $ 4,454,751    $   -0-      $   -0-    $ 15,197,981
                              ============    ===========    =======      =======    ============

----------
See Independent Auditor's Report on Supplementary Information.

                                  EXHIBIT INDEX
Exhibit                                                                Page
Number                                                                 Number
------                                                                 ------

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

10SS.      Amended and Restated Pooling Agreement dated as of December    *
           1, 1995 by and among the Registrant, Montgomery-Oxford
           Associates Limited Partnership, Waters Landing-Oxford
           Associates Limited Partnership and related documents dated as of December 1, 1995 and May 14, 1996.

27.        Financial Data Schedule

--------
*Previously filed and incorporated herein by reference

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NEW ENGLAND LIFE PENSION PROPERTIES IV;
                                     A REAL ESTATE LIMITED PARTNERSHIP


Date: March 29, 2000                 By:   /s/ Alison Husid Cutler
                                           ----------------------------
                                           Alison Husid Cutler
                                           President of the
                                           Managing General Partner

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                   Title                              Date
       ---------                   -----                              ----

                                   President, Chief
/s/    Alison Husid Cutler         Executive Officer and
---------------------------        Director of the               March 29, 2000
       Alison Husid Cutler         Managing General Partner


/s/    Pamela J. Herbst            Vice President and
---------------------------        Director of the               March 29, 2000
       Pamela J. Herbst            Managing General Partner


/s/    J. Grant Monahon            Vice President and
---------------------------        Director of the               March 29, 2000
       J. Grant Monahon            Managing General Partner


/s/    James J. Finnegan
---------------------------        Vice President of the         March 29, 2000
       James J. Finnegan           Managing General Partner


/s/    Karin J. Lagerlund          Treasurer and Principal
---------------------------        Financial and Accounting
       Karin J. Lagerlund          Officer of the                March 29, 2000
                                   Managing General Partner