Form 10-Q
period 2000-03-31
NEW ENGLAND LIFE PENSION PROPERTIES IV
filed 2000-05-12
CIK 779742

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 ------------
                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

    ----------------------------------------------------------------------

For Quarter Ended March 31, 2000                  Commission File Number 0-15429


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

                       FOR QUARTER ENDED MARCH 31, 2000

                                    PART I

                             FINANCIAL INFORMATION
                             ---------------------

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP


BALANCE SHEETS

                             March 31, 2000   December 31, 1999
                               (Unaudited)        (Audited)
                             ---------------  ------------------

ASSETS

Real estate investments:
  Joint venture                  $ 4,237,723       $   4,608,955
                                 -----------       -------------
                                   4,237,723           4,608,955


Cash and cash equivalents          3,161,637          17,597,405
Other net assets                      30,123              97,603
                                 -----------       -------------
                                 $ 7,429,483       $  22,303,963
                                 ===========       =============


LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                 $   117,193       $     112,183
Accrued management fee                27,901              24,390
Deferred management and
  disposition fees                 4,464,067           4,436,165
                                 -----------       -------------
Total liabilities                  4,609,161           4,572,738
                                 -----------       -------------

Partners' capital (deficit):
  Limited partners ($137 and
     $290.18 per unit, respectively;
     120,000 units authorized,
     94,997 units issued and
     outstanding)                  2,827,083          17,734,394
  General partners                    (6,761)             (3,169)
                                 -----------       -------------
Total partners' capital            2,820,322          17,731,225
                                 -----------       -------------

                                 $ 7,429,483       $  22,303,963
                                 ===========       =============


          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(Unaudited)
                                  Three Months Ended March 31,
                                  ---------------------------
                                    2000               1999
                                  --------            -------

INVESTMENT ACTIVITY

Property rentals                  $     --            $ 526,106
Property operating expenses             --             (262,886)
Depreciation and amortization           --              (83,830)
                                  --------            ---------
                                        --              179,390

Joint venture earnings             171,728              376,437
Amortization                          (460)              (1,327)
                                  --------            ---------

  Total real estate operations     171,268              554,500

Interest on cash equivalents       103,934               69,115
                                  --------            ---------
  Total investment activity        275,202              623,615
                                  --------            ---------

PORTFOLIO EXPENSES

Management fee                      55,802               57,606
General and administrative          85,446               60,141
                                  --------            ---------
                                   141,248              117,747
                                  --------            ---------

Net Income                        $133,954            $ 505,868
                                  ========            =========

Net income per limited
  partnership unit                   $1.40            $    5.27
                                  ========            =========

Cash distributions per
  limited partnership unit        $ 158.32            $    6.81
                                  ========            =========

Number of limited partnership
  units outstanding during
  the period                        94,997               94,997
                                  ========            =========

          (See accompanying notes to unaudited financial statements.)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)


                         Three Months Ended March 31,
                   ----------------------------------------
                        2000                       1999
                      --------                   --------

                 General      Limited         General     Limited
                Partners     Partners         Partners    Partners
                --------     --------         --------    --------


Balance at
beginning of
period          $ (3,169)  $ 17,734,394       $(42,713) $26,341,929


Cash
distributions     (4,932)   (15,039,925)        (6,535)    (646,930)


Net income         1,340        132,614          5,059      500,809
                ---------  ------------       --------  -----------

Balance at
end of period   $ (6,761)  $  2,827,083       $(44,189) $26,195,808
                ========   ============       ========  ===========

          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)


                                             Three Months Ended March 31,
                                             ---------------------------
                                                2000              1999
                                              --------          --------


Net cash provided by operating activities    $   609,089       $   742,792
                                             -----------       -----------

Cash flows from financing activity:
     Distributions to partners               (15,044,857)         (653,465)
                                             -----------        ----------

Net increase (decrease) in
  cash and cash equivalents                  (14,435,768)           89,327

Cash and cash equivalents:
     Beginning of period                      17,597,405         5,932,931
                                             -----------        ----------

     End of period                           $ 3,161,637       $ 6,022,258
                                             ===========       ===========

          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 2000 and December 31, 1999 and the results of its operations, its cash flows and partners' capital (deficit) for the three month periods ended March 31, 2000 and 1999. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1999 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

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


NOTE 2 - REAL ESTATE JOINT VENTURES
-----------------------------------

     On December 20, 1999, the Columbia Gateway Corporate Park joint venture investment in which the Partnership and an affiliate are entitled to 69.5% and 30.5%, respectively, of the operating activity, sold its property to an unaffiliated third party for gross proceeds of $19,850,000, of which the Partnership's share was $13,795,750. The Partnership received its 69.5% share of the net proceeds, $13,423,827 after closing costs, and recognized a gain of $1,927,893 ($20.09 per limited partnership unit) on the sale. A disposition fee of $413,872 was accrued but not paid to the Advisor. On January 27, 2000, the Partnership made a capital distribution of $13,204,583 ($139 per limited partnership unit) from the proceeds of the sale. At December 31, 1999, $500,000 remained in the joint venture, of which the Partnership's 69.5% share, $347,500, was distributed to the Partnership in February 2000.

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP


     The following summarized financial information is presented in the aggregate for the Partnership's joint ventures: (one at December 31, 1999 and March 31, 2000, two at March 31, 1999)

                            Assets and Liabilities
                            ----------------------

                                     March 31, 2000      December 31, 1999
                                     --------------      -----------------

Assets

     Real property, at cost less
         accumulated depreciation
         of $1,068,515 and
         $1,039,331, respectively    $    3,954,392       $      3,939,825
     Other                                   44,767                634,949
                                     --------------       ----------------
                                          3,999,159              4,574,774

Liabilities                                 116,068                136,869
                                     --------------       ----------------

Net Assets                           $    3,883,091       $      4,437,905
                                     ==============       ================


                             Results of Operations


                                          Three Months ended March 31,
                                       ---------------------------------
                                         2000                     1999
                                       --------                 --------
Revenue
     Rental income                    $     241,537       $        637,815
     Other income                                --                128,049
                                      -------------       ----------------
                                            241,537                765,864
                                      -------------       ----------------


    Operating expenses                       40,625               195,519
    Depreciation and amortization            29,184                93,659
                                      -------------      ----------------
                                             69,809               289,178
                                      -------------      ----------------

Net income                            $     171,728      $        476,686
                                      =============      ================


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

NOTE 4 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended March 31, 2000 were made on April 27, 2000 in the aggregate amount of $564,225 ($5.88 per limited partnership unit).

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of units of limited partnership interest in December, 1986. A total of 94,997 units were sold. The Partnership received proceeds of $85,677,259, net of selling commissions and other offering costs, which have been invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. The Partnership made nine real estate investments. Eight investments have been sold; one each in 1988, 1993, 1994, 1996, 1997 and 1998 and two in 1999. As a result of the sales, and similar transactions, capital of $81,982,411 ($863 per limited partnership unit) has been returned to the limited partners through March 31, 2000.

     At March 31, 2000, the Partnership had $3,161,637 in cash and cash equivalents, of which $564,225 was used for cash distributions to partners on April 27, 2000; the remainder will primarily be used for working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and invested cash and cash equivalents. Distributions of cash from operations for the first quarter of 2000 were made at the annualized rate of 13% on the weighted average adjusted capital contribution of $180.77 per limited partnership unit. Distributions of cash from operations for the first quarter of 1999 were made at the annualized rate of 5.75% on the adjusted capital contribution of $422 per limited partnership unit. The distribution rate increased between the first quarter of 1999 and 2000 due to the increase in operational cash flow as a result of the final cash distributions received from the Columbia Gateway Corporate Park joint venture.

     The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At March 31, 2000, appraised value exceeded the related carrying value approximately by $1,600,000. The current appraised value of the real estate investment has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP


Results of Operations
---------------------

     At March 31, 2000, the remaining investment in the portfolio is structured as a joint venture with a real estate development/management firm. The Columbia Gateway Corporate Park, which was sold in December 1999, was a joint venture with an affiliate of the Partnership. The Reflections Apartments investment, a wholly-owned property, was sold in September 1999.

Operating Factors

     As mentioned above, the Columbia Gateway Corporate Park joint venture, in which the Partnership and an affiliate were entitled to 69.5% and 30.5% of the operating activity, respectively, sold its property on December 20,1999. The Partnership recognized its 69.5% share of the gain of $1,927,893. The property was 100% leased at the time of sale, consistent with March 31, 1999.

     As discussed above, the Reflections Apartments investment was sold on September 23, 1999, and the Partnership recognized a gain in the amount of $3,474,005. At the time of the sale, occupancy at Reflections Apartments was 94%, down from 97% at March 31, 1999.

     Occupancy at 270 Technology Center was 100% at March 31, 2000, up from 96% at March 31, 1999.

Investment Activity

     Interest on cash equivalents and short-term investments increased by approximately $35,000 or 50% between the comparable first three months of 1999 and 2000. The increase is primarily due to higher average invested balances as a result of the temporary investment of the Columbia Gateway Corporate Park sale proceeds prior to distribution.

     Real estate operating activity for the period ended March 31, 2000 was $171,268 compared to $554,500 for the comparable period in 1999. The decrease of $383,232 is primarily due to the sales of Reflections Apartments in September 1999 and Columbia Gateway Corporate Park in December 1999. This is partially offset by increases in operating performance at 270 Technology Center due to lower vacancy and lower operating and professional expenses.

     Operating cash flow decreased $133,703 between the comparable three month periods of 1999 and 2000, primarily due to the sales discussed above.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

     The Partnership management fee was relatively unchanged between the comparable three month periods of 1999 and 2000. General and administrative expenses increased approximately $25,000 or 42% for the comparable three month periods of 1999 and 2000. This is primarily due to an increase in investor servicing fees as well as an increase in legal fees and state taxes.

                    NEW ENGLAND LIFE PENSION PROPERTIES IV;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                       FOR QUARTER ENDED MARCH 31, 2000

                                    PART II

                               OTHER INFORMATION
                              -------------------



     Item 6. Exhibits and Reports on Form 8-K

                      a.  Exhibits: (27) Financial Data Schedule

                      b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended March 31, 2000.

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


                              NEW ENGLAND LIFE PENSION PROPERTIES IV;
                              A REAL ESTATE LIMITED PARTNERSHIP
                              (Registrant)



May 12, 2000
                              /s/ Alison Husid Cutler
                              -------------------------------
                                Alison Husid Cutler
                                President, Chief Executive Officer
                                and Director of the Managing General Partner, Fourth Copley Corp.



May 12, 2000
                             /s/ Karin J. Lagerlund
                             --------------------------------
                                Karin J. Lagerlund
                                Principal Financial and Accounting
                                Officer of Managing General Partner,
                                Fourth Copley Corp.