Form 10-Q
period 2000-06-30
NEW ENGLAND LIFE PENSION PROPERTIES IV
filed 2000-08-14
CIK 779742

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 ------------
                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

     ----------------------------------------------------------------------

For Quarter Ended June 30, 2000                  Commission File Number 0-15429


                    NEW ENGLAND LIFE PENSION PROPERTIES IV;
                       A REAL ESTATE LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)



     Massachusetts                                 04-2893298
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

     World Trade Center East
     Two Seaport Lane, 16/th/ Fl.
     Boston, Massachusetts                                02210
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

                        FOR QUARTER ENDED JUNE 30, 2000

                                    PART I

                             FINANCIAL INFORMATION
                            -----------------------

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS

                                     June 30, 2000   December 31, 1999
                                      (Unaudited)        (Audited)
                                     --------------  ------------------
ASSETS

Real estate investments:
   Joint venture                         $        -      $ 4,608,955
   Joint venture held for
      disposition, net                    4,311,588                -
                                         ----------      -----------
                                          4,311,588        4,608,955


Cash and cash equivalents                 2,620,757       17,597,405
Other net assets                             30,123           97,603
                                         ----------      -----------
                                         $6,962,468      $22,303,963
                                         ==========      ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                         $  113,193      $   112,183
Accrued management fee                        3,274           24,390
Deferred management and
  disposition fees                        4,467,341        4,436,165
                                         ----------      -----------
Total liabilities                         4,583,808        4,572,738
                                         ----------      -----------

Partners' capital:
  Limited partners ($137 and
     $290.18 per unit, respectively;
     120,000 units authorized, 94,997
     units issued and outstanding)        2,389,838       17,734,394
  General partners                          (11,178)          (3,169)
                                         ----------      -----------
Total partners' capital                   2,378,660       17,731,225
                                         ----------      -----------

                                         $6,962,468      $22,303,963
                                         ==========      ===========

           (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(Unaudited)
                                  Three Months Ended   Six Months Ended   Three Months Ended   Six Months Ended
                                    June 30, 2000       June 30, 2000       June 30, 1999       June 30, 1999
                                  ------------------   ----------------   ------------------   ----------------
INVESTMENT ACTIVITY

Property rentals                            $      -           $      -            $ 500,816         $1,026,922
Property operating expenses                        -                  -             (289,681)          (552,567)
Depreciation and amortization                      -                  -                    -            (83,830)
                                            --------           --------            ---------         ----------
                                                   -                  -              211,135            390,525

Joint venture earnings                       174,325            346,053              443,249            819,686
Amortization                                    (460)              (920)              (1,327)            (2,654)
                                            --------           --------            ---------         ----------

  Total real estate operations               173,865            345,133              653,057          1,207,557


Interest on cash equivalents                  44,645            148,579               71,194            140,309
                                            --------           --------            ---------         ----------
  Total investment activity                  218,510            493,712              724,251          1,347,866
                                            --------           --------            ---------         ----------

Portfolio Expenses

Management fee                                 6,548             62,350               57,605            115,211
General and administrative                    89,400            174,846               86,483            146,624
                                            --------           --------            ---------         ----------
                                              95,948            237,196              144,088            261,835
                                            --------           --------            ---------         ----------

Net Income                                  $122,562           $256,516            $ 580,163         $1,086,031
                                            ========           ========            =========         ==========

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP


Net income per limited
  partnership unit               $  1.27  $  2.67  $  6.05  $ 11.32
                                 =======  =======  =======  =======

Cash distributions per
  limited partnership unit       $  5.88  $164.20  $  6.07  $ 12.88
                                 =======  =======  =======  =======

Number of limited partnership
  units outstanding during
  the period                      94,997   94,997   94,997   94,997
                                 =======  =======  =======  =======

          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                             Three Months Ended         Six Months Ended        Three Months Ended        Six Months Ended
                               June 30, 2000             June 30, 2000            June 30, 1999             June 30, 1999
                           ---------------------     ----------------------    ---------------------    ---------------------

                            General      Limited      General       Limited     General      Limited     General      Limited
                           Partners     Partners     Partners      Partners    Partners     Partners    Partners     Partners
                           --------     --------     --------     ---------    --------     --------    --------     --------
Balance at
beginning of
period                     $ (6,761)  $2,827,083     $ (3,169) $ 17,734,394    $(44,189) $26,195,808    $(42,713) $26,341,929


Cash
distributions                (5,642)    (558,582)     (10,574)  (15,598,507)     (5,825)    (576,632)    (12,360)  (1,223,562)


Net income                    1,225      121,337        2,565       253,951       5,801      574,362      10,860    1,075,171
                           --------   ----------     --------  ------------    --------  -----------    --------  -----------


Balance at
end of period              $(11,178)  $2,389,838     $(11,178) $  2,389,838    $(44,213) $26,193,538    $(44,213) $26,193,538
                           ========   ==========     ========  ============    ========  ===========    ========  ===========


           (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                          Six Months Ended June 30,
                                          -------------------------
                                            2000             1999
                                          -------           -------
Net cash provided by operating
  activities                              $    632,433   $ 1,330,251
                                          ------------   -----------


Cash flows from financing activity:
   Distributions to partners               (15,609,081)   (1,235,922)
                                          ------------   -----------

         Net increase (decrease) in
         cash and cash equivalents         (14,976,648)       94,329

Cash and cash equivalents:
   Beginning of period                      17,597,405     5,932,931
                                          ------------   -----------

   End of period                          $  2,620,757   $ 6,027,260
                                          ============   ===========

          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 2000 and December 31, 1999, the results of its operations and partners' capital (deficit) for the three and six months ended June 30, 2000 and 1999, and its cash flows for the six months ended June 30, 2000 and 1999. These adjustments are of a normal recurring nature.

     See notes to unaudited financial statements included in the Partnership's 1999 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

     New England Life Pension Properties IV; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other organizations intended to be exempt from federal income tax. The Partnership commenced operations in May, 1986 and acquired its real estate investments prior to the end of 1987. It intended to dispose of the investments within twelve years of their acquisition, and then liquidate; however, the managing general partner has extended the holding period, having determined it to be in the best interest of the limited partners. The Partnership has engaged AEW Real Estate Advisors, Inc. (the "Advisor") to provide asset management advisory services.

NOTE 2 - REAL ESTATE JOINT VENTURES
-----------------------------------

    On December 20, 1999, the Columbia Gateway Corporate Park joint venture investment in which the Partnership and an affiliate were entitled to 69.5% and 30.5%, respectively, of the operating activity, sold its property to an unaffiliated third party for gross proceeds of $19,850,000, of which the Partnership's share was $13,795,750. The Partnership received its 69.5% share of the net proceeds, $13,423,827 after closing costs, and recognized a gain of $1,927,893 ($20.09 per limited partnership unit) on the sale. A disposition fee of $413,872 was accrued but not paid to the Advisor. On January 27, 2000, the Partnership made a capital distribution of $13,204,583 ($139 per limited partnership unit) from the proceeds of the sale. At December 31, 1999, $500,000 remained in the joint venture, of which the Partnership's 69.5% share, $347,500, was distributed to the Partnership in February 2000.

     The following summarized financial information is presented in the aggregate for the Partnership's joint ventures (one at June 30, 2000 and December 31, 1999, two at June 30, 1999):

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP


                             Assets and Liabilities
                             ----------------------

                                     June 30, 2000  December 31, 1999
                                     -------------  -----------------
Assets

     Real property, at cost less
         accumulated depreciation
         of $1,039,331               $          -      $  3,939,825
     Other                                      -           634,949
     Joint venture held for
         disposition, net               3,957,416                 -
                                     ------------      ------------
                                        3,957,416         4,574,774

Liabilities                                     -           136,869
                                     ------------      ------------

Net Assets                           $  3,957,416      $  4,437,905
                                     ============      ============


                             Results of Operations

                                    Six Months ended June 30,
                                     2000               1999
                                     ----               ----
Revenue
     Rental income                    $491,388  $1,569,247
     Other income                            -      13,331
                                      --------  ----------
                                       491,388   1,582,578
                                      --------  ----------
Expenses
     Operating expenses                 86,967     356,622
     Depreciation and amortization      58,368     187,318
                                      --------  ----------
                                       145,335     543,940
                                      --------  ----------

Net income                            $346,053  $1,038,638
                                      ========  ==========

     Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to one joint venture) its affiliate on behalf of their various financing arrangements with the joint ventures.

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

     On June 30, 2000, the Partnership executed a Purchase and Sale Agreement to sell the 270 Technology Park investment. Although there can be no assurance that this sale will occur, it is expected to be concluded by year end 2000. This investment is classified as Joint Venture Held for Disposition, net, on the Balance Sheet ended June 30, 2000. During the six months ended June 30, 2000 and 1999, the Partnership recognized $346,053 and $320,764 in net income from the 270 Technology Park investment, respectively.

NOTE 3 - PROPERTY
-----------------

     Effective April 1, 1996, the Reflections joint venture was restructured, whereby the Partnership's venture partner became an indirect limited partner. Accordingly, the investment was accounted for as a wholly-owned property since that date. The carrying value of the joint venture investment at conversion was allocated to land, building and improvements and other net operating assets.

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


NOTE 4 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended June 30, 2000 were made on July 27, 2000 in the aggregate amount of $66,210 ($0.69 per limited partnership unit).

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of units of limited partnership interest in December, 1986. A total of 94,997 units were sold. The Partnership received proceeds of $85,677,259, net of selling commissions and other offering costs, which have been invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. The Partnership made nine real estate investments. Eight investments have been sold: one each in 1988, 1993, 1994, 1996, 1997 and 1998 and two in 1999. As a result of the sales, and similar transactions, capital of $81,982,411 ($863 per limited partnership unit) has been returned to the limited partners through June 30, 2000.

     At June 30, 2000, the Partnership had $2,620,757 in cash and cash equivalents, of which $66,210 was used for cash distributions to partners on July 27, 2000; the remainder will primarily be used for working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and invested cash and cash equivalents. Distributions of cash from operations for the first quarter of 2000 were made at the annualized rate of 13% on the weighted average adjusted capital contribution of $180.77 per limited partnership unit. Distributions of cash from operations for the second quarter of 2000 was made at the annualized rate of 2% on the adjusted capital contribution of $137.00 per limited partnership unit. The first quarter 2000 distribution rate was higher than the second quarter of 2000 as a result of greater cash available for distribution due to final receipts of operating cash flow received by the Partnership from previously sold properties. Distributions of cash from operations relating to the first and second quarters of 1999 were made at the annualized rate of 5.75% on the adjusted capital contribution of $422 per limited partnership unit.

     The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to the estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At June 30, 2000, the appraised value of the last remaining real estate investment exceeded its related carrying value by approximately $1,500,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Advisor and independent appraisers, and includes consideration of the amounts negotiated in the Purchase and Sale Agreement for this investment executed on June 30, 2000. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from amounts ultimately realized from the sale of the Partnership's real estate investment.

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

Results of Operations
---------------------

     At June 30, 2000, the remaining investment in the portfolio is structured as a joint venture with a real estate development/management firm. The Columbia Gateway Corporate Park, a joint venture with an affiliate of the Partnership, was sold in December 1999. The Reflections Apartments investment, a wholly-owned property, was sold in September 1999.

Operating Factors

     As mentioned above, the Columbia Gateway Corporate Park joint venture, in which the Partnership and an affiliate were entitled to 69.5% and 30.5% of the operating activity, respectively, sold its property on December 20, 1999. The Partnership recognized its 69.5% share of the gain of $1,927,893. The property was 100% leased at the time of sale.

     As discussed above, the Reflections Apartments investment was sold on September 23, 1999, and the Partnership recognized a gain in the amount of $3,474,005. At the time of the sale, occupancy at Reflections Apartments was 94%.

     Occupancy at 270 Technology Center was 99% at June 30, 2000, down slightly from 100% at June 30, 1999.

Investment Activity

     Interest on cash equivalents for the three and six months ended June 30, 2000, was $44,645 and $148,579, respectively, compared to $71,194 and $140,309 for the same periods in 1999. The comparative three month decrease of approximately $27,000 is primarily due to lower average investment balances in 2000 as a result of the sales of Reflections Apartments and Columbia Gateway Corporate Park in September and December 1999, respectively. The comparative six month increase of approximately $8,000 is due to interest earned on the temporary investment of proceeds from the sale of Columbia Gateway Corporate Park during the first quarter of 2000 prior to distribution.

     For the three and six months ended June 30, 2000, operating results from real estate operations were $173,865 and $345,133, respectively, compared to $653,057 and $1,207,557 for the comparable periods in 1999. The decreases of $479,192 and $862,424 for the comparative three and six month periods are primarily due to the sales of Reflections Apartments and Columbia Gateway Corporate Park in September and December 1999, respectively.

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

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

     For the three and six months ended June 30, 2000, management fees were $6,548 and $62,350, respectively, compared to $57,605 and $115,211 for the comparable periods in 1999. The decreases in management fees for the respective three and six month periods are due to lower operational cash distributions as a result of the sales of Reflections Apartments and Columbia Gateway Corporate Park in September and December 1999, respectively.

     General and administrative expenses for the three and six months ended June 30, 2000 were $89,400 and $174,846, respectively, compared to $86,483 and $146,624 for the same periods in 1999. While expenses for the comparative three month periods were relatively stable, the increase of approximately $28,000 for the comparable six month periods is primarily due to an increase in investor servicing fees as well as an increase in legal fees and state taxes.

                    NEW ENGLAND LIFE PENSION PROPERTIES IV;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                        FOR QUARTER ENDED JUNE 30, 2000

                                    PART II

                               OTHER INFORMATION
                              -------------------



     Item 6. Exhibits and Reports on Form 8-K

                  a.    Exhibits:   None.

                  b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended June 30, 2000.

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


                              NEW ENGLAND LIFE PENSION PROPERTIES IV;
                              A REAL ESTATE LIMITED PARTNERSHIP
                              (Registrant)


August 14, 2000
                              /s/ Alison L. Husid
                              -------------------------------
                                Alison L. Husid
                                President, Chief Executive Officer
                                and Director of the Managing General Partner, Fourth Copley Corp.

August 14, 2000
                             /s/ Karin J. Lagerlund
                             --------------------------------
                               Karin J. Lagerlund
                               Principal Financial and Accounting
                               Officer of Managing General Partner,
                               Fourth Copley Corp.