Form 10-Q
period 2000-09-30
NEW ENGLAND LIFE PENSION PROPERTIES IV
filed 2000-11-13
CIK 779742

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 ------------
                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

    ----------------------------------------------------------------------

For Quarter Ended September 30, 2000         Commission File Number 0-15429


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

                     FOR QUARTER ENDED SEPTEMBER 30, 2000

                                    PART I

                             FINANCIAL INFORMATION
                            -----------------------

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS



                                     September 30, 2000       December 31, 1999
                                         (Unaudited)              (Audited)
                                     -------------------      ------------------

ASSETS

Real estate investments:
   Joint venture                             $        -          $ 4,608,955
   Joint venture held for
      disposition, net                        4,402,615                    -
                                             ----------          -----------
                                              4,402,615            4,608,955


Cash and cash equivalents                     2,621,784           17,597,405
Other net assets, net                            30,123               97,603
                                             ----------          -----------
                                             $7,054,522          $22,303,963
                                             ==========          ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $   97,935          $   112,183
Accrued management fee                                -               24,390
Deferred management and
  disposition fees                            4,467,341            4,436,165
                                             ----------          -----------
Total liabilities                             4,565,276            4,572,738
                                             ----------          -----------

Partners' capital (deficit):
  Limited partners ($137 and
     $290.18 per unit, respectively;
     120,000 units authorized, 94,997
     units issued and outstanding)            2,499,319           17,734,394
  General partners                              (10,073)              (3,169)
                                             ----------          -----------
Total partners' capital                       2,489,246           17,731,225
                                             ----------          -----------

                                             $7,054,522          $22,303,963
                                             ==========          ===========


          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(Unaudited)

                                   Three Months Ended    Nine Months Ended   Three Months Ended    Nine Months Ended
                                   September 30, 2000   September 30, 2000   September 30, 1999   September 30, 1999
                                   -------------------  -------------------  -------------------  -------------------
INVESTMENT ACTIVITY

Property rentals                             $      -             $      -           $  453,427           $1,480,349
Property operating expenses                         -                    -             (336,881)            (889,448)
Depreciation and amortization                       -                    -                    -              (83,830)
                                             --------             --------           ----------           ----------
                                                    -                    -              116,546              507,071

Joint venture earnings                        191,487              537,540              610,712            1,430,398
Amortization                                     (460)              (1,380)              (1,327)              (3,981)
                                             --------             --------           ----------           ----------

   Total real estate operations               191,027              536,160              725,931            1,933,488

Gain on sale of Property                            -                    -            3,474,005            3,474,005
                                             --------             --------           ----------           ----------
   Total real estate activity                 191,027              536,160            4,199,936            5,407,493


Interest on cash equivalents                   42,572              191,151               80,065              220,374
                                             --------             --------           ----------           ----------
   Total investment activity                  233,599              727,311            4,280,001            5,627,867
                                             --------             --------           ----------           ----------

Portfolio Expenses

Management fee                                      -               62,350              146,719              261,930
General and administrative                     56,802              231,648               72,468              219,092
                                             --------             --------           ----------           ----------
                                               56,802              293,998              219,187              481,022
                                             --------             --------           ----------           ----------

Net Income                                   $176,797             $433,313           $4,060,814           $5,146,845
                                             ========             ========           ==========           ==========

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP


Net income per limited partnership
  unit                                   $  1.84  $  4.52  $ 42.32  $ 53.64
                                         =======  =======  =======  =======

Cash distributions per
  limited partnership unit               $  0.69  $164.89  $  6.07  $ 18.95
                                         =======  =======  =======  =======

Number of limited partnership
  units outstanding during the period     94,997   94,997   94,997   94,997
                                         =======  =======  =======  =======

          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL (Deficit)
(Unaudited)

                 Three Months Ended         Nine Months Ended          Three Months Ended            Nine Months Ended
                 September 30, 2000        September 30, 2000          September 30, 1999           September 30, 1999
                 ------------------        ------------------          ------------------           ------------------
                General      Limited     General         Limited     General          Limited     General         Limited
               Partners     Partners    Partners        Partners    Partners         Partners    Partners        Partners
               --------     --------    --------        --------    --------         --------    --------        --------
Balance at
beginning of
period         $(11,178)  $2,389,838    $ (3,169)    $17,734,394   $ (44,213)     $26,193,538    $(42,713)    $26,341,929

Cash
distributions      (663)     (65,548)    (11,237)    (15,664,055)     (5,825)        (576,632)    (18,185)     (1,800,194)

Net income        1,768      175,029       4,333         428,980      40,608        4,020,206      51,468       5,095,377
               --------   ----------    --------     -----------   ---------      -----------    --------     -----------

Balance at
end of period  $(10,073)  $2,499,319    $(10,073)    $ 2,499,319   $  (9,430)     $29,637,112    $ (9,430)    $29,637,112
               ========   ==========    ========     ===========   =========      ===========    ========     ===========

          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)


                                            Nine Months Ended September 30,
                                            -------------------------------
                                              2000                  1999
                                            -------------------------------


Net cash provided by operating activities   $    699,671        $ 1,768,650
                                            ------------        -----------

Cash flows from investing activities:
    Net proceeds from sale of investment               -         12,380,052
    Deferred disposition fee                           -            393,000
                                            ------------        -----------
            Net cash provided by
            investing activities                       -         12,773,052
                                            ------------        -----------

Cash flows from financing activity:
    Distributions to partners                (15,675,292)        (1,818,379)
                                            ------------        -----------
Net (decrease)increase in
    cash and cash equivalents                (14,975,621)        12,723,323

Cash and cash equivalents:
   Beginning of period                        17,597,405          5,932,931
                                            ------------        -----------

   End of period                            $  2,621,784        $18,656,254
                                            ============        ===========



           (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 2000 and December 31, 1999, the results of its operations and partners' capital (deficit) for the three and nine months ended September 30, 2000 and 1999, and its cash flows for the nine months ended September 30, 2000 and 1999. These adjustments are of a normal recurring nature.

     See notes to unaudited financial statements included in the Partnership's 1999 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements. We prepared the unaudited financial statements following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles can be condensed or omitted.


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

     The following summarized financial information is presented in the aggregate for the Partnership's joint ventures (one at September 30, 2000 and December 31, 1999, two at September 30, 1999):

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP


                             Assets and Liabilities
                             ----------------------

                                     September 30, 2000  December 31, 1999
                                     ------------------  -----------------

Assets

     Real property, at cost less
         accumulated depreciation
         of $1,039,331               $          -        $3,939,825
     Other                                      -           634,949
     Property held for
         disposition, net               3,967,464                 -
                                     ------------        ----------
                                        3,967,464         4,574,774

Liabilities                                     -           136,869
                                     ------------        ----------

Net Assets                           $  3,967,464        $4,437,905
                                     ============        ==========


                             Results of Operations

                                   Nine Months ended September 30,
                                   -------------------------------
                                          2000            1999
                                          ----            ----
Revenue
     Rental income                   $    741,289       $2,558,706
     Other income                               -           74,655
                                     ------------       ----------
                                          741,289        2,633,361
                                     ------------       ----------
Expenses
     Operating expenses                   145,381          518,458
     Depreciation and amortization         58,368          280,977
                                     ------------       ----------
                                          203,749          799,435
                                     ------------       ----------

Net income                           $    537,540       $1,833,926
                                     ============       ==========

     Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to one joint venture) its affiliate on behalf of their various financing arrangements with the joint ventures.

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP


     On June 30, 2000, the Partnership executed a Purchase and Sale Agreement to sell the 270 Technology Park investment. This investment is classified as Joint Venture Held for Disposition, net, on the Balance Sheet ended September 30, 2000. The investment was sold on October 31, 2000 at a gain of approximately $800,000. During the nine months ended September 30, 2000 and 1999, the Partnership recognized $537,540 and $510,884 in net income from the 270 Technology Park investment, respectively.

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


NOTE 4 - SUBSEQUENT EVENT
-------------------------

     A capital distribution was made on October 26, 2000 from unallocated original working capital previously held in reserves in the amount of $664,979 ($7.00 per limited partnership unit).

See note 2 for discussion of investment sale on October 31, 2000.

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of units of limited partnership interest in December, 1986. A total of 94,997 units were sold. The Partnership received proceeds of $85,677,259, net of selling commissions and other offering costs, which have been invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. The Partnership made nine real estate investments. Eight investments have been sold: one each in 1988, 1993, 1994, 1996, 1997 and 1998 and two in 1999. As a result of the sales and returns of working capital reserves, capital of $81,982,411 ($863 per limited partnership unit) has been returned to the limited partners through September 30, 2000.

     At September 30, 2000, the Partnership had $2,621,784 in cash and cash equivalents, of which $664,979 was used for capital distributions to partners on October 26, 2000; the remainder will be retained as working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and invested cash and cash equivalents. Distributions of cash from operations for the first quarter of 2000 were made at the annualized rate of 13% on the weighted average adjusted capital contribution of $180.77 per limited partnership unit. Distributions of cash from operations for the second quarter of 2000 were made at the annualized rate of 2% on the adjusted capital contribution of $137.00 per limited partnership unit. The first quarter 2000 distribution rate was higher than the second quarter of 2000 as a result of greater cash available for distribution due to final receipts of operating cash flow from previously sold properties. Due to the sale of the last remaining asset in October, 2000, distributions were suspended for the third quarter of 2000 to enable the Partnership to meet its fund level obligations for the remainder of its life cycle. Distributions of cash from operations relating to the first and second quarters of 1999 were made at the annualized rate of 5.75% on the adjusted capital contribution of $422 per limited partnership unit. Distributions of cash from operations related to the third quarter of 1999 were made at the annualized rate of 6.25% on the adjusted capital contribution of $422 per limited partnership unit.

     The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to the estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At September 30, 2000, the appraised value of the last remaining real estate investment exceeded its related carrying value by approximately $1,400,000. The current appraised value of real estate investments has been estimated by the managing general partner and is based on the amounts negotiated in the Purchase and Sale Agreement for this investment executed on June 30, 2000 less anticipated closing costs.

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

Results of Operations
---------------------

     At September 30, 2000, the remaining investment in the portfolio is structured as a joint venture with a real estate development/management firm. The Columbia Gateway Corporate Park, a joint venture with an affiliate of the Partnership, was sold in December 1999. The Reflections Apartments investment, a wholly-owned property, was sold in September 1999.

Operating Factors

     As discussed above, the Columbia Gateway Corporate Park joint venture, in which the Partnership and an affiliate were entitled to 69.5% and 30.5% of the operating activity, respectively, sold its property on December 20, 1999. The Partnership recognized its 69.5% share of the gain of $1,927,893. The property was 100% leased at the time of sale.

     As discussed above, the Reflections Apartments investment was sold on September 23, 1999, and the Partnership recognized a gain in the amount of $3,474,005. At the time of the sale, occupancy at Reflections Apartments was 94%.


     Occupancy at 270 Technology Center was 100% at September 30, 2000 and September 30, 1999.

Investment Activity

     Interest on cash equivalents for the three and nine months ended September 30, 2000, was $42,572 and $191,151, respectively, compared to $80,065 and
$220,374 for the same periods in 1999. The comparative three and nine month decreases of approximately $37,493 and $29,223, respectively, are primarily due to lower average investment balances in 2000 as a result of the sales of Reflections Apartments and Columbia Gateway Corporate Park in September and December 1999, respectively.

     For the three and nine months ended September 30, 2000, real estate operations were $191,027 and $536,160, respectively, compared to $725,931 and $1,933,488 for the comparable periods in 1999. The decreases of $534,904 and $1,397,328 for the comparative three and nine month periods are primarily due to the sales of Reflections Apartments and Columbia Gateway Corporate Park in September and December 1999, respectively.


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

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP


     For the three and nine months ended September 30, 2000, management fees were $0 and $62,350, respectively, compared to $146,719 and $261,930 for the comparable periods in 1999. The decreases in management fees for the respective three and nine month periods are due to lower operational cash distributions as a result of the sales of Reflections Apartments and Columbia Gateway Corporate Park in September and December 1999, respectively.


     General and administrative expenses for the three and nine months ended September 30, 2000 were $56,802 and $231,648, respectively, compared to $72,468 and $219,092 for the same periods in 1999. The decrease of $15,666 for the comparable three month period is primarily due to a decrease in investor servicing fees and out of pocket expenses. The increase of $12,556 for the comparable nine month period is primarily due to an increase in investor servicing fees as well as an increase in legal fees and state taxes.

                    NEW ENGLAND LIFE PENSION PROPERTIES IV;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 2000

                                    PART II

                               OTHER INFORMATION
                              -------------------



     Item 6. Exhibits and Reports on Form 8-K

                  a.    Exhibits:   None.

                  b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended September 30, 2000.

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


                              NEW ENGLAND LIFE PENSION PROPERTIES IV;
                              A REAL ESTATE LIMITED PARTNERSHIP
                              (Registrant)



November 13, 2000
                              /s/ Alison L. Husid
                              -------------------------------
                                Alison L. Husid
                                President, Chief Executive Officer
                                and Director of the Managing General Partner, Fourth Copley Corp.



November 13, 2000
                              /s/ Jem A. Hudgins
                              --------------------------------
                               Jem A. Hudgins
                               Principal Financial and Accounting
                               Officer of Managing General Partner,
                               Fourth Copley Corp.