Form 10-K
period 2000-12-31
NEW ENGLAND LIFE PENSION PROPERTIES IV
filed 2001-03-27
CIK 779742

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                           Commission File No. 0-15429

                                -----------------

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

       World Trade Center East
    Two Seaport Lane, 16th Floor
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

      As of December 31, 2000, the Partnership had disposed of all its real estate investments. The Partnership plans to liquidate and dissolve in 2001. The Partnership sold its last remaining real estate asset in 2000, as described below. In December 1988, the Partnership sold another one of its investments and received sale proceeds of $10,577,476 which were substantially reinvested. Seven other investments have been sold. One investment in Atlanta, Georgia was sold on August 6, 1993, resulting in sale proceeds of $7,917,000. Capital was distributed to the Limited Partners in October 1993, in the amount of $82 per Unit. A second investment in Rancho Cucamonga, California was sold on December 30, 1994, resulting in sale proceeds of $5,261,275. On January 26, 1995, capital of $5,224,835 ($55 per Unit) was distributed to the Limited Partners. A third investment located in Decatur, Georgia was sold on October 10, 1996, resulting in sale proceeds of $9,333,325. On October 24, 1996, capital of $9,214,709 ($97 per unit) was distributed to the Limited Partners. A fourth investment located in Las Vegas, Nevada was sold on October 24, 1997, resulting in sale proceeds of $22,983,007. On November 25, 1997, the Partnership made a capital distribution of $22,989,274 ($242 per Limited Partnership Unit) from the proceeds of the sale and prior sales proceeds previously held in reserves. A fifth investment located in Phoenix, Arizona was sold on September 23, 1998, resulting in net sale proceeds of $9,680,132. On October 29, 1998, the Partnership made a capital distribution of $9,689,694 ($102 per Limited Partnership Unit) from the proceeds of the sale and prior sales proceeds previously held in reserves. A sixth investment located in Fort Myers, Florida was sold on September 23, 1999, resulting in net proceeds of $12,773,052. On October 28, 1999, the Partnership made a capital distribution of $12,522,505 ($131.82 per Limited Partnership
Unit) from the proceeds of the sale. A seventh investment located in Columbia, Maryland was sold on December 20, 1999 resulting in net proceeds of $13,423,827. On January 27, 2000 the Partnership made a capital distribution of $13,204,583 ($139.00 per Limited Partnership Unit) from the proceeds of the sale. An eighth investment located in Frederick, Maryland was sold on October 31, 2000, resulting in net proceeds of $5,202,429. On November 28, 2000, the Partnership made a capital distribution of $4,439,844 ($52.00 per Limited Partnership Unit) from the proceeds of the sale.

      The Partnership has no employees. Services are performed for the Partnership by the Managing General Partner and affiliates of the Managing General Partner.

      Office/Research and Development Buildings in Frederick, Maryland ("270 Technology Center").

      On December 22, 1987, the Partnership acquired a 50% interest in a joint venture formed with MORF Associates VI Limited Partnership. As of December 31, 1998, the Partnership had contributed $4,857,000 to the capital of the joint venture out of a maximum commitment of $5,150,000. The joint venture agreement entitled the Partnership to receive a preferred return on its invested capital at the rate of 10% per annum. Such preferred return was payable currently through September 30, 1988; thereafter, and until the termination of the joint venture's operations, to the extent that sufficient cash flow was not available therefor, the preferred return would accrue and bear interest at the rate of 10% per annum, compounded monthly. The joint venture agreement entitled the Partnership to receive 50% of the net proceeds of sales and financings after return of its equity and preferred return.

      As of July 3, 1990, the joint venture sold approximately 3.9 acres of land to an unrelated third party. In return, the joint venture received approximately $500,000 and a parcel of land consisting of approximately .4 acres. The joint venture owned approximately 8 acres of land in the 270 Technology Center in Frederick, Maryland, together with two one-story research and development/office buildings, containing approximately 73,360 square feet of space, located thereon.

      On October 31, 2000, the Partnership sold its 50% interest in the 270 Technology Park joint venture to its joint venture partner for a gross sales price of $5,941,783. The Partnership received its share of the net proceeds in the amount of $5,202,429. On November 28, 2000, the Partnership made a capital distribution of $4,939,844 ($52.00 per Limited Partnership Unit) from the proceeds of the sale. At the time of sale, the buildings were 100% leased.

Item 2. Properties.

      The Partnership has disposed of all its real property investments.

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

      As of December 31, 2000, there were 15,948 holders of Units.

      The Partnership's Amended and Restated Agreement of Limited Partnership dated May 29, 1986, as amended to date (the "Partnership Agreement"), requires that any Distributable Cash (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Distributable Cash. For the year ended December 31, 2000, cash distributions paid in 2000 or distributed after year end with respect to 2000 to the Limited Partners as a group totaled $6,228,953, including $4,939,844 ($52 per Limited Partnership Unit) from the proceeds of a property sale and $664,979 ($7.00 per Limited Partnership Unit) from capital previously held in reserves. For the year ended December 31, 1999, cash distributions paid in 1999 or distributed after year end with respect to 1999 to the Limited Partners as a group totaled $30,184,347, including $9,689,694 ($102 per Limited Partnership Unit) from the proceeds of property sales.

      Cash distributions exceeded net income in 2000 and 1999 and, therefore, resulted in a reduction of partners' capital. Reference is made to the Partnership's Statement of Partner's Capital (Deficit) and Statement of Cash Flows in Item 8 hereof.

Item 6. Selected Financial Data.

                               For Year      For Year      For Year     For Year      For Year
                               Ended or      Ended or      Ended or     Ended or      Ended or
                                as of :       as of :       as of :      as of :       as of :
                              12/31/00(1)  12/31/99(2)   12/31/98(3)   12/31/97(4)   12/31/96(5)
                              -----------  -----------   -----------   -----------   -----------
Revenues                      $6,047,594   $ 8,913,259   $ 8,561,528   $16,837,755   $ 7,582,119

Net Income                    $5,409,596   $ 7,256,381   $ 5,988,711   $13,211,159   $ 4,392,513

Net Income per Unit of
Limited
Partnership
Interest                      $    56.38   $     75.62   $     62.41   $    137.68   $     45.78

Total Assets                  $2,253,578   $22,303,963   $30,706,031   $37,925,503   $50,710,887

Total Cash
Distributions
per Unit of
Limited
Partnership
Interest,
including
amounts
distributed after
year end with
respect to such
year                          $    65.57   $    317.74   $    137.17   $    279.14   $    147.71

(1) Revenues and net income includes a gain on the sale of property of $845,348 and $4,334,266 of other income resulting from the reversal of deferred disposition and management fees. Cash distributions include a return of capital of $59.00 per Limited Partnership Unit.

(2) Revenues and net income includes a gain on the sales of properties of $7,510,818. Cash distributions include a return of capital of $285.00 per Limited Partnership Unit.

(3) Revenues and net income includes a gain on the sale of property of $3,742,541. Cash distributions include a return of capital of $102.00 per Limited Partnership Unit.

(4) Revenues and net income includes a gain on the sale of property of $10,482,458. Cash distributions include a return of capital of $242.00 per Limited Partnership Unit.

(5) Revenues and net income includes a gain on the sale of a joint venture investment of $1,055,591. Cash distributions include a return of capital of $97.00 per Limited Partnership Unit.

Item 7

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

      The Partnership completed its offering of units of limited partnership interest in December, 1986. A total of 94,997 Units were sold. The Partnership received proceeds of $85,677,259, net of selling commissions and other offering costs, which have been invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. The Partnership made nine real estate investments; all of which have been sold: one each in 1988, 1993, 1994, 1996, 1997, 1998, 2000 and two in 1999. Capital of $87,587,234 ($922.00 per
Limited Partnership Unit) has been returned to the limited partners through December 31, 2000.

      On August 21, 1998, the Reflections joint venture sold a parcel of land to the City of Fort Myers. The Partnership received net proceeds totaling $67,881 and recognized a gain of $35,591.

      On September 23, 1998, the Metro Business Center in Phoenix Arizona was sold to an institutional buyer which is unaffiliated with the Partnership. The gross sale price was $9,900,000. The Partnership received net proceeds totaling $9,680,132, after closing costs and recognized a gain of $3,706,950 ($38.63 per Limited Partnership Unit). A disposition fee of $297,000 was accrued but not paid to AEW Real Estate Advisors Inc. (the "Advisor"). This fee was reversed in 2000 (see discussion below). On October 29, 1998, the Partnership made a capital distribution of $9,689,694 ($102 per Limited Partnership Unit) from the proceeds of the sale and prior sales proceeds held in reserves.

      On September 23, 1999, the Reflections Apartments in Fort Myers, Florida was sold to a third party which is unaffiliated with the Partnership. The gross sale price was $13,100,000. The Partnership received net proceeds totaling $12,773,052, after closing costs and recognized a gain of $3,474,005 ($36.20 per Limited Partnership Unit). A disposition fee of $393,000 was accrued but not paid to AEW. This fee was reversed in 2000 (see discussion below). On October 28, 1999, the Partnership made a capital distribution of $12,522,505 ($131.82 per Limited Partnership Unit) from the proceeds of the sale.

      On December 20, 1999, the Columbia Gateway Corporate Park joint venture in which the Partnership and an affiliate owned a 69.5% and 30.5% interest, respectively, sold its property to an unaffiliated third party for gross proceeds of $19,850,000, of which the Partnership's share was $13,795,750. The Partnership received its 69.5% share of the net proceeds, $13,423,827 after closing costs, and recognized a gain of $1,927,893 ($20.09 per Limited Partnership Unit) on the sale. A disposition fee of $413,872 was accrued but not paid to the Advisor. This fee was reversed in 2000 (see discussion below). On January 27, 2000 the Partnership made a capital distribution of $13,204,583 ($139.00 per Limited Partnership Unit) from the proceeds of the sale.

      On October 31, 2000, the Partnership sold its 50% interest in the 270 Technology Park joint venture to its joint venture partner for a gross sales price of $5,941,783. The Partnership received net proceeds of $5,202,429, after closing costs and recognized a gain of $845,348 ($8.81 per Limited Partnership
Unit) on the sale. On November 28, 2000, the Partnership made a capital distribution of $4,939,844 ($52.00 per Limited Partnership Unit) from the proceeds of the sale.

      At December 31, 2000, the Partnership had $2,224,369 in cash and cash equivalents, which is being retained pending dissolution and liquidation of the Partnership in 2001. Distributions of cash from operations related to the first quarter of 2000 were made at the annualized rate of 13% on the weighted average adjusted capital contribution of $180.77 per Limited Partnership Unit. Distributions of cash from operations related to the second quarter of 2000 were made at the annualized rate of 2% on the adjusted capital contribution of $137 per Limited Partnership Unit. Due to the sale of the last remaining asset in October, 2000, distributions from operations were suspended effective the third quarter of 2000 to enable the Partnership to meet its fund level obligations for the remainder of its life cycle. However, a special distribution from capital previously held in reserves in the amount of $7.00 per Limited Partnership Unit was made during the fourth quarter of 2000. Distributions of cash from operations for the first and second quarters of 1999 were made at the annualized rate of 5.75% on the adjusted capital contribution of $422 per Limited Partnership Unit. Distributions of cash from operations for the third and fourth quarter of 1999 were made at the annualized rate of 6.25% on the adjusted capital contribution of $422 per Limited Partnership Unit and the weighted average adjusted capital contribution of $328.87 per Limited Partnership Unit, respectively. At the time of the fourth quarter operating distribution, the Partnership also made a special distribution of working capital previously held in reserves in the amount of $14.18 per limited partnership unit. The fluctuations in distribution rates are a result of both the sales of the Partnership's real estate investments and the timing of cash flow from the Partnership's real estate investments held at the time of the distributions.

Results of Operations

Form of Real Estate Investments

      On October 31, 2000 the Partnership sold its interest in the joint venture that owned 270 Technology Center. Reflections Apartments and Metro Business Center investments were originally structured as joint ventures. However, effective April 1, 1996 and July 1, 1996, respectively, the Partnership was granted full control over management decisions and the investments had been accounted for as wholly-owned properties since those dates. As previously stated, the Metro Business Center and Reflections Apartments were sold on September 23, 1998 and September 23, 1999, respectively. The Columbia Gateway Corporate Park investment, which was sold on December 20, 1999, was structured as a joint venture.

Operating Factors

      As mentioned above, the Columbia Gateway Corporate Park joint venture, in which the Partnership and an affiliate owned a 69.5% and 30.5% interest, respectively, sold its property on December 20,1999. The Partnership recognized its share of the gain of $1,927,893. The property was 100% leased at the time of sale, consistent with December 31, 1998.

      As discussed above, the Reflections Apartments investment was sold on September 23, 1999, and the Partnership recognized a gain of $3,474,005. At the time of the sale, occupancy at Reflections Apartments was 94%, consistent with occupancy at December 31, 1998.

      As discussed above, Metro Business Center was sold on September 23, 1998 and the Partnership recognized a gain of $3,706,950. At the time of sale, the property was 100% leased.

      As discussed above, the Partnership sold its 50% interest in the 270 Technology Park joint venture to its joint venture partner on October 31, 2000 and the Partnership recognized a gain of $845,348. At the time of sale, occupancy at 270 Technology Center was 100%.

Investment Activity

2000 Compared to 1999

      Interest on cash equivalents and short-term investments decreased by approximately $103,000 or 28% compared to 1999, primarily due to lower average investment balances as a result of sales in both 2000 and 1999 and distributions during 2000 of cash previously held in reserves.

      Total real estate operations were $606,650 and $2,108,920 for the twelve months ended December 31, 2000 and 1999, respectively. The decrease of $1,502,270 is primarily due to the sales of Reflections Apartments, Columbia Gateway Corporate Park and 270 Technology Park in September 1999, December 1999 and October 2000, respectively.

      The Partnership recognized $4,334,266 in revenue during the year ended December 31, 2000: $1,535,514 is attributable to the reversal of deferred management fees and $2,798,752 is attributable to the reversal of the deferred disposition fees, both in accordance with the Partnership Agreement.

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

2000 Compared to 1999

      The Partnership management fee decreased approximately $248,000 due to less operational cash available for distribution as a result of the sales of Reflections Apartments, Columbia Gateway Corporate Park and 270 Technology Park in September 1999, December 1999 and October 2000, respectively. General and administrative expenses remained stable in 2000.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

      The Partnership was not party to derivative financial instruments or derivative commodity instruments at or during the year ended December 31, 2000.

Item 8. Financial Statements and Supplementary Data.

      The independent auditor's reports and financial statements listed in the accompanying index are filed as part of this report. See Index to the Financial Statements on page 14.

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      (a) and (b) Identification of Directors and Executive Officers.

      The following table sets forth the names of the directors and executive officers of the General Partner and the age and position held by each of them as of December 31, 2000:

Name               Position(s) with the Managing General Partner             Age
----               ---------------------------------------------             ---

Alison L. Husid    President, Chief Executive Officer and Director           38
Pamela J. Herbst   Vice President and Director                               45
J. Grant Monahon   Vice President and Director                               55
James J. Finnegan  Vice President                                            40
Dana C. Spires     Treasurer and Principal Financial and Accounting Officer  34

      (c)   Identification of Certain Significant Employees.

            None.

      (d)   Family Relationships.

            None.

      (e)   Business Experience.

      The Managing General Partner was incorporated in Massachusetts on October 16, 1985. The background and experience of the executive officers and directors of the Managing General Partner are as follows:

      Alison L. Husid is a Portfolio Manager in the Direct Investments group of AEW Capital Management, L.P. ("AEW"), the Advisor's parent, with responsibility for several real estate equity portfolios representing approximately $700 million in client capital. She has over 15 years of experience in real estate finance and investment management. Alison joined AEW in 1987 as Controller for a portfolio management team responsible for the acquisition, management, restructuring and disposition of client assets in New England and the western U.S. She later served as Asset Manager for a portfolio of assets in Arizona and the West Coast. Prior to joining AEW, Alison worked for several years as a Senior Auditor with Peat Marwick, Main & Co. She is a Certified Public Accountant and a graduate of the University of Massachusetts (B.A.).

      Pamela J. Herbst is Head of AEW's Direct Investments group, with oversight responsibility for approximately $4 billion of client assets. With over 20 years of direct real estate experience, Pam is a Principal of AEW, and a member of its Management Committee, Investment Committee and Investment Policy Group. Since joining AEW's predecessor in 1982, Pam has held various senior level positions in investment management, acquisitions and corporate operations. In addition to holding a number of industry certifications, she is a member of various real estate industry trade organizations, and sits on the Board of Directors of the National Association of Real Estate Investment Managers (NAREIM). Pam is a graduate of the University of Massachusetts (B.A.) and Boston University (M.B.A.).

      J. Grant Monahon is AEW's Chief Operating Officer and a member of its Management Committee, Investment Committee and Investment Policy Group. He has over 25 years of experience in real estate law and investments and formerly served as AEW's General Counsel. Prior to joining AEW in 1987, Grant was a partner with a major Boston law firm. As the head of that firm's real estate finance department, he represented a wide variety of institutional clients, both domestic and international, in complex equity and debt transactions. He is the former Chairman of the General Counsel section of the National Association of Real Estate Investment Managers. Grant is a graduate of Dartmouth College (B.A.) and Georgetown University Law Center (J.D.).

      James J. Finnegan is AEW's General Counsel. He has over fifteen years of experience in real estate, including seven years in private practice with major New York City and Boston law firms. Jay has extensive experience in creating and implementing real estate investment and portfolio management strategies for institutional investors. Jay joined AEW in 1992 and has been actively involved in various aspects of AEW's investment activities, including public and private debt and equity investments. He also serves as AEW's securities and regulatory compliance officer, and is the Principal of AEW Securities, L.P., AEW's affiliated broker/dealer. Jay is a member of the General Counsel section of the National Association of Real Estate Investment Managers. He is a graduate of the University of Vermont (B.A.) and Fordham University School of Law (J.D.).

      Dana C. Spires is a Controller in AEW's Direct Investment group, with responsibility for overseeing the accounting and financial reporting for several direct investment clients. Prior to joining AEW in 2000, he worked as a Controller for both Finard & Company, LLC and Leggat McCall Retirement Properties LLC. Mr. Spires has over twelve years of financial experience in the real estate field. He is a graduate of Thiel College.

(f)   Involvement in Certain Legal Proceedings.

      None.

Item 11. Executive Compensation.

      Under the Partnership Agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. See Notes 1, 2 and 6 to Notes to Financial Statements.

      The following table sets forth the amounts of the fees and cash distributions and reimbursements of out-of-pocket expenses which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the year ended December 31, 2000.

                                                                                                   Amount of
                                                                                                  Compensation
                                                                                                       and
Receiving Entity                               Type of Compensation                               Reimbursement
----------------                               --------------------                               -------------
General Partners                               Share of Distributable Cash                        $       6,304

AEW Real Estate Advisors, Inc.                 Management Fees and
(formerly known as Copley Real                 Reimbursement of Expenses                                 77,351
Estate Advisors, Inc.)

New England Securities Corporation             Servicing Fees and
                                               Reimbursement of Expenses                                 29,597
                                                                                                  -------------
                                               TOTAL                                              $     113,252
                                                                                                  =============

      For the year ended December 31, 2000 the Partnership allocated $(16,276) of taxable loss to the General Partners.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

(a)   Security Ownership of Certain Beneficial Owners

      No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 2000. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

      Except as expressly provided in the Partnership Agreement, the right to manage the business of the Partnership is vested exclusively in the Managing General Partner.

(b)   Security Ownership of Management.

      An affiliate of the General Partners of the Partnership owned 1,648 Units as of December 31, 2000.

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

                                     PART IV

Item 14. Exhibits, Financial Statements, and Reports on Form 8-K.

(a)   The following documents are filed as part of this report:

      (1) Financial Statements--The Financial Statements listed on the accompanying Index to Financial Statements and Financial Statement Index No. 2 are filed as part of this Annual Report.

      (2) Exhibits--The Exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b) Reports on Form 8-K. During the last quarter of the year ended December 31, 2000, the Partnership filed one Current Report on Form 8-K dated November 13, 2000, reporting on Item No. 2 (Acquisition or Disposition of Assets) and Item No. 7 (Financial Statements and Exhibits), relating to the October 31, 2000 sale of its interest in the 270 Technology Center joint venture.

                     New England Life Pension Properties IV;

                        A Real Estate Limited Partnership

                              Financial Statements

                               *  *  *  *  *  *  *

                                December 31, 2000

                     NEW ENGLAND LIFE PENSION PROPERTIES IV;
                        A REAL ESTATE LIMITED PARTNERSHIP

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Financial Statements (in liquidation as of December 31, 2000):

        Balance Sheets - December 31, 2000 and 1999

        Statements of Operations - Years ended December 31, 2000, 1999 and 1998

        Statements of Partners' Capital (Deficit) - Years ended December 31, 2000, 1999 and 1998

        Statements of Cash Flows - Years ended December 31, 2000, 1999 and 1998

        Notes to Financial Statements

           All schedules are omitted because they are not applicable.

                            Report of Independent Accountants

To the Partners of New England Life Pension Properties IV; A Real Estate Limited
Partnership:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of New England Life Pension Properties IV; A Real Estate Limited Partnership (the "Partnership") at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Fourth Copley Corp., the Managing General Partner of the Partnership (the "Managing General Partner"); our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Managing General Partner, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the financial statements, the Partnership adopted a plan of liquidation on December 31, 2000 and as a result changed its basis of accounting for periods subsequent to December 31, 2000 from the going concern basis to the liquidation basis of accounting.


/s/ PriceWaterhouseCoopers LLP
Boston, MA
March 13, 2001

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS
(in liquidation as of December 31, 2000)

                                                             December 31,
                                                     --------------------------
                                                        2000           1999
                                                     -----------   ------------
Assets

Real estate investments:
   Joint ventures                                    $        --   $  4,608,955

Cash and cash equivalents                              2,224,369     17,597,405
Other net assets                                          29,209         97,603
                                                     -----------   ------------

                                                     $ 2,253,578   $ 22,303,963
                                                     ===========   ============

Liabilities and Partners' Capital

Accounts payable                                     $   128,871   $    112,183
Accrued expenses for liquidation                         264,000             --
Accrued management fee                                        --         24,390
Deferred management and disposition fees                      --      4,436,165
                                                     -----------   ------------
Total liabilities                                        392,871      4,572,738
                                                     -----------   ------------

Partners' capital (deficit):
   Limited partners ($78.00 and $290.18 per unit,
     respectively; 120,000 units authorized,
     94,997 units issued and outstanding)              1,821,016     17,734,394
   General partners                                       39,691         (3,169)
                                                     -----------   ------------
Total partners' capital                                1,860,707     17,731,225
                                                     -----------   ------------

                                                     $ 2,253,578   $ 22,303,963
                                                     ===========   ============

                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(in liquidation as of December 31, 2000)

                                                 Year ended December 31,
                                        --------------------------------------
                                           2000          1999          1998
                                        ----------    ----------   -----------
Investment Activity

Property rentals                        $       --    $1,487,638   $ 2,907,757
Property operating expenses                     --      (951,623)   (1,358,566)
Depreciation and amortization                   --       (83,830)     (549,260)
                                        ----------    ----------   -----------
                                                         452,185       999,931

Joint venture earnings                     608,030     1,661,176     1,515,033
Amortization                                (1,380)       (4,441)       (5,308)
                                        ----------    ----------   -----------

  Total real estate operations             606,650     2,108,920     2,509,656

Gain on sale of joint venture              845,348     1,927,893            --
Gain on sales of property                       --     3,474,005     3,742,541
Reversal of deferred management
   and disposition fees                  4,334,266            --            --
                                        ----------    ----------   -----------

Total real estate activity               5,786,264     7,510,818     6,252,197

Interest on cash equivalents
  and short-term investments               259,950       362,547       396,197
                                        ----------    ----------   -----------

  Total investment activity              6,046,214     7,873,365     6,648,394
                                        ----------    ----------   -----------
Portfolio Expenses

Management fee                              62,351       310,709       333,771
Estimated liquidation period expenses      264,000            --            --
General and administrative                 310,267       306,275       325,912
                                        ----------    ----------   -----------
                                           636,618       616,984       659,683
                                        ----------    ----------   -----------

Net Income                              $5,409,596    $7,256,381   $ 5,988,711
                                        ==========    ==========   ===========
Net income per limited
  partnership unit                      $    56.38    $    75.62   $     62.41
                                        ==========    ==========   ===========
Cash distributions per limited
  partnership unit                      $   223.89    $   166.23   $    138.76
                                        ==========    ==========   ===========
Number of limited partnership units
  outstanding during the year               94,997        94,997        94,997
                                        ==========    ==========   ===========

                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
(in liquidation as of December 31, 2000)

                                                                       Year ended December 31,
                                                           --------------------------------------------
                                                               2000            1999            1998
                                                           ------------    ------------    ------------
Cash flows from operating activities:
     Net income                                            $  5,409,596    $  7,256,381    $  5,988,711
     Adjustments to reconcile net income
         to net cash provided by operating activities:
         Depreciation and amortization                            1,380          88,271         554,568
         Reversal of deferred management and
           disposition fees                                  (4,334,266)             --              --
         Equity in joint venture earnings                      (608,030)     (1,661,176)     (1,515,033)
         Cash distributions from joint ventures                 858,524       1,632,361       1,722,212
         Gain on sales of property                                   --      (3,474,005)     (3,742,541)
         Gain on sale of joint ventures                        (845,348)     (1,927,893)             --
         Decrease (increase) in investment income
         and other receivables                                       --              --          51,042
         Increase in property deferred leasing costs                 --              --         (35,241)
         Decrease (increase) in property working capital         68,394          18,977        (256,107)
         Increase (decrease) in operating liabilities           154,399        (640,949)       (288,128)
                                                           ------------    ------------    ------------
         Net cash provided by operating activities              704,649       1,291,967       2,479,483
                                                           ------------    ------------    ------------
Cash flows from investing activities:
     Net proceeds from sales of property                             --      12,380,052       9,451,013
     Net proceeds from sale of joint venture                  5,202,429      13,009,955              --
     Deferred disposition fees                                                  806,872         297,000
     Investment in property                                          --              --         (70,131)
     Decrease (increase) in short-term
         investments, net                                            --              --       2,838,711
     Loan repayment by joint venture partner                         --              --         136,437
                                                           ------------    ------------    ------------
     Net cash provided by investing
         activities                                           5,202,429      26,196,879      12,653,030
                                                           ------------    ------------    ------------
Cash flows from financing activity:
     Distributions to partners                              (21,280,114)    (15,824,372)    (13,217,055)
                                                           ------------    ------------    ------------
     Net cash used in financing activity                    (21,280,114)    (15,824,372)    (13,217,055)
                                                           ------------    ------------    ------------
Net increase (decrease) in cash
     and cash equivalents                                   (15,373,036)     11,664,474       1,915,458

Cash and cash equivalents:
     Beginning of year                                       17,597,405       5,932,931       4,017,473
                                                           ------------    ------------    ------------
     End of year                                           $  2,224,369    $ 17,597,405    $  5,932,931
                                                           ============    ============    ============

                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(in liquidation as of December 31, 2000)

                                                    Year ended December 31,
                       --------------------------------------------------------------------------------
                                 2000                        1999                        1998
                              ----------                  ----------                  ----------
                        General       Limited       General       Limited       General       Limited
                       Partners       Partners     Partners      Partners      Partners      Partners
                       --------       --------     --------      --------      --------      --------
Balance at beginning
     of year           $ (3,169)   $ 17,734,394    $(42,713)   $ 26,341,929    $(67,328)   $ 33,594,888

Cash distributions      (11,236)    (21,268,878)    (33,020)    (15,791,352)    (35,272)    (13,181,783)

Net income               54,096       5,355,500      72,564       7,183,817      59,887       5,928,824
                       --------    ------------    --------    ------------    --------    ------------
Balance at end
     of year           $ 39,691    $  1,821,016    $ (3,169)   $ 17,734,394    $(42,713)   $ 26,341,929
                       ========    ============    ========    ============    ========    ============

                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Business

      General

      New England Life Pension Properties IV; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other organizations intended to be exempt from federal income tax. The Partnership commenced operations in May, 1986 and had disposed of all of its investments as of December 31, 2000. On December 31, 2000, the Partnership adopted a plan of liquidation and intends to liquidate in 2001.

      The Managing General Partner of the Partnership is Fourth Copley Corp., a wholly-owned subsidiary of AEW Real Estate Advisors, Inc. (the "Advisor"), formerly known as Copley Real Estate Advisors, Inc. ("Copley"). The associate general partner is CCOP Associates Limited Partnership, a Massachusetts limited partnership. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by the Advisor pursuant to an advisory contract.

      The Advisor is a wholly-owned subsidiary of AEW Capital management L.P., a wholly-owned subsidiary of Nvest Companies, L.P. (the "Company"). On October 30, 2000, Paris-based CDC IXIS Asset Management ("CDCIAM") acquired the Company and its affiliated partnership, Nvest, L.P. (the "Acquisition"). Subsequently, the Company's name was changed to CDC IXIS Asset Management North America, LP. CDCIAM is the investment management arm of France's CDC IXIS, a subsidiary of Caisse des Depots Group ("CDC").

      The Acquisition was accomplished through CDCIAM's wholly owned subsidiary, CDC IXIS Asset Management US Corporation ("CDCIAM US Corp."), which has a 99% direct limited partnership interest in the Company and is the sole owner of the Company's 1% general partner, CDC IXIS Asset Management US, LLC.

      Prior to the Acquisition, the Company was owned by Nvest, L.P. ("Nvest"), a publicly traded limited partnership with an approximate 15 percent interest, and by private unitholders. The general partner of Nvest and the managing general partner of the Company was a wholly-owned subsidiary of Metropolitan Life Insurance Company ("MetLife"). In total, MetLife owned approximately 48% of the partnership units of the Company at October 30, 2000 (including those owned indirectly through ownership of Nvest units). Upon the consummation of the Acquisition on October 30, 2000, all unitholders received cash in exchange for each unit owned. Nvest, whose primary asset was its ownership of Nvest Companies' units, was merged with and into the Company on December 31, 2000, with the Company as the surviving entity.

      At December 31, 2000 and 1999, an affiliate of the Managing General Partner owned 1,648 units of limited partnership interest, which were repurchased from certain qualified plans, within specified annual limitations provided for in the Partnership Agreement.

      Management

      The Advisor is entitled to receive stipulated fees from the Partnership in consideration of services performed in connection with the management of the Partnership and the acquisition and disposition of Partnership investments in real property. Partnership management fees are 9% of distributable cash flow from operations, as defined, before deducting such fees. Payment of 50% of management fees incurred is deferred until cash distributions to limited partners exceed a specified rate. Deferred management fees were $0 and $1,637,414 at December 31, 2000 and 1999, respectively. Due to the sale of the Partnership's sole remaining asset in October 2000, distributions from operations will cease, and therefore deferred management fees of $1,535,514 were reversed and recognized as other income in 2000. During 2000, the Partnership paid $164,250 of current and deferred management fees. The Advisor is also reimbursed for expenses incurred in connection with administering the Partnership ($15,000 in 2000, in 1999 and in 1998, respectively). Acquisition fees paid were based on 2% of the gross proceeds from the offering. Disposition fees are limited to the lesser of 3% of the selling price of the property, or 50% of the standard real estate commission customarily charged by an independent real estate broker. Payments of disposition fees are subject to the prior receipt by the limited partners of their capital contributions plus a stipulated return thereon. Based on the Partnership's returns to date and the sale of the Partnership's sole remaining asset in October, 2000 (as discussed in Note 3), the Managing General Partner determined that previously accrued deferred management fees of $2,798,752 would not be paid and, accordingly, reversed such fees in 2000.

      New England Securities Corporation, an indirect subsidiary of Met Life, was engaged by the Partnership to act as its unit holder servicing agent. Fees and out-of-pocket expenses for such services totaled $29,597, $29,089, and $37,823 in 2000, 1999 and 1998, respectively.

Note 2 - Summary of Significant Accounting Policies

      Liquidation Basis of Accounting

      In connection with its adoption of a plan of liquidation on December 31, 2000, the Partnership also adopted the liquidation basis of accounting which, among other things, requires that assets and liabilities be stated at their estimated net realizable value and that estimated costs of liquidating the Partnership be provided to the extent that they are reasonably determinable.

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

      Real Estate Joint Ventures

      Investments in joint ventures, including loans made to venture partners, which are in substance real estate investments, are stated at cost plus (minus) equity in undistributed joint venture income (losses). Allocations of joint venture income (losses) were made to the Partnership's venture partners as long as they had substantial economic equity in the project. Economic equity is measured by the excess of the appraised value of the property over the Partnership's total cash investment plus accrued preferential returns thereon. The Partnership recorded an amount equal to 100% of the operating results of each joint venture, after the elimination of all inter-entity transactions, except for the one venture jointly owned by an affiliate of the Partnership, which had substantial economic equity in the project. Joint ventures are consolidated with the accounts of the Partnership if, and when, the venture partner no longer shares in the control of the business.

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

      Deferred Disposition Fees

      Disposition fees due to the Advisor related to sales of investments are included in the determination of gains or losses resulting from such transactions. According to the terms of the advisory contract, payment of such fees has been deferred until the limited partners first receive their capital contributions, plus stipulated returns thereon. Based on the Partnership's returns to date and the sale of the Partnership's sole remaining asset, the Managing General Partner determined that previously accrued disposition fees of $2,798,752 would not be paid, and, accordingly, recognized the reversal of such fees as revenue in 2000.

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

Note 3 - Accrued Expenses for Liquidation

      Accrued expenses for liquidation as of December 31, 2000 include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees and other professional services. During the year ended December 31, 2000 the Partnership accrued $264,000 of such expenses.

      The actual costs could vary from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution of the Partnership. The accrued expenses do not take into consideration possible litigation arising from the customary representations and warranties made as part of each sale. Such costs are unknown and are not estimable at this time.

Note 4 - Real Estate Joint Ventures

      The Partnership had invested in seven real estate joint ventures, organized as general partnerships with a real estate management/development firm, and in one case, with an affiliate of the Partnership. One joint venture sold its property in 1994; another sold its property in 1996. One joint venture investment was restructured into a wholly-owned property in 1995; and two joint venture investments were restructured into wholly-owned properties in 1996. The Partnership made capital contributions to the ventures, which are generally subject to preferential cash distributions at a specified rate and to priority distributions with respect to sale or refinancing proceeds. The Partnership also made loans to certain of its venture partners who, in turn, contributed the proceeds to the capital of the venture. The loans bear interest at a specified rate. The loans are, in substance, real estate investments and are accounted for accordingly. The joint venture agreements provide for the funding of cash flow deficits by the venture partners in proportion to their ownership interests, and for the dilution of their ownership share in the event a venture partner does not contribute proportionately.

      The respective real estate management/development firms are responsible for day-to-day development and operating activities, although overall authority and responsibility for the business is shared by the venturers. The real estate development/management firms or their affiliates also provide various services to the respective joint ventures for a fee.

      The following is a summary of cash invested in joint ventures, net of returns of capital and excluding acquisition fees:

                                        Preferential                                         December 31,
    Investment/                            Rate of             Ownership        -------------------------------------
     Location                              Return               Interest           2000                      1999
     --------                           ------------           ---------        -----------             -------------
270 Technology Center
              Frederick, Maryland           10.0%                 50%           $        --              $  4,857,000

      Columbia Gateway Corporate Park

      On December 21, 1987, the Partnership entered into a joint venture with an affiliate of the Partnership and with an affiliate of the Manekin Corporation to construct and operate seven research and development/office buildings, of which six had been constructed at the time of the sale of the property. The Partnership committed to make a $14,598,000 capital contribution. The Partnership and New England Pension Properties V (the "Affiliate") collectively had a 50% interest in the joint venture. Ownership of the Columbia Gateway Corporate Park joint venture was restructured to give the Partnership and its Affiliate additional voting rights in the joint venture effective January 1, 1998; the Partnership and its Affiliate, were entitled to 69.5% and 30.5%, respectively, of the operating activity of the joint venture.

      On December 20, 1999, the Columbia Gateway Corporate Park joint venture investment in which the Partnership and the Affiliate owned a 68.11% and 29.89% interest, respectively, sold its property to an unaffiliated third party for gross proceeds of $19,850,000, of which the Partnership's share was $13,795,750. The Partnership received its 69.5% share of the net proceeds, $13,423,827 after closing costs, and recognized a gain of $1,927,893 ($20.09 per Limited Partnership Unit) on the sale. A disposition fee of $413,872 was accrued but not paid to the Advisor. This fee was reversed in 2000 (see Note 2). On January 27, 2000 the Partnership made a capital distribution of $13,204,583 ($139.00 per Limited Partnership Unit) from the proceeds of the sale.

      270 Technology Center

      On December 22, 1987, the Partnership entered into a joint venture with an affiliate of the Manekin Corporation to construct and operate two research and development/office buildings. The Partnership committed to make a $5,150,000 capital contribution. The Partnership had a 50% interest in the joint venture.

      On October 31, 2000, the Partnership sold its 50% interest in the 270 Technology Park joint venture to its joint venture partner for a gross sales price of $5,941,783. The Partnership received net proceeds of $5,202,429, after closing costs and recognized a gain of $845,348 ($8.81 per Limited Partnership
Unit) on the sale. On November 28, 2000, the Partnership made a capital distribution of $4,939,844 ($52.00 per Limited Partnership Unit) from the proceeds of the sale.

      Reflections

      On August 1, 1986, the Partnership entered into a joint venture with an affiliate of Oxford Development Corporation to construct and operate a multi-family apartment complex. The Partnership's commitment was for a total cash investment of $14,475,000, $5,790,000 of which was a loan to the venture partner. In May 1992, the Partnership agreed to extend the maturity of the loan from August, 1996 to December, 1999 and the venture partner agreed to pay interest at a minimum of 7% per annum with the unpaid amount subject to compounding at 10.5% per annum. The loan was secured by the venture partner's interest in the joint venture, as well as a guarantee from an affiliate of the venture partner. In the second quarter of 1996, the joint venture agreement was amended, pursuant to which the Partnership's venture partner became an indirect limited partner. Accordingly, this investment has been accounted for as a wholly-owned property since April 1, 1996. (See Note 5.)

      In connection with the ownership restructuring, the Partnership agreed to release the affiliate of the venture partner from its guarantee upon payment to the Partnership of $650,000. The Partnership received $250,000 at the time the agreement was executed. During the third quarter of 1996, the Partnership received an additional $263,563. The final payment of $136,437 was received during the first quarter of 1998. The first payment was accounted for as a reduction of previously accrued investment income. The second and third payments were accounted for as a reduction of the Partnership's investment in the property. (See Note 5.)

      Metro Business Center

      On September 15, 1986, the Partnership entered into a joint venture with an affiliate of Hewson Properties, Inc. (the "Developer"), to construct and operate four multi-tenant office/warehouse buildings. The Partnership committed to make a maximum cash investment of $9,568,000, $3,988,000 of which was a loan to the venture partner. The loan was to mature in October 1996 and was secured by the venture partner's interest in the joint venture. Effective January 1, 1996, the joint venture agreement was amended to grant the Partnership full control over management decisions, beginning July 1, 1996. As full control over the operation of this investment was not transferred until July 1, 1996, the Partnership accounted for this investment as a joint venture until that date.

      Effective December 30, 1996, the property owned by the joint venture was distributed to the venture partners as tenants-in-common. The Partnership, however, retained its overall decision-making authority. The property interest distributed to the Developer was encumbered by the aforementioned loan. The note was amended to mature on February 1, 1997 and was secured by a recorded deed-of-trust which provided that the note would be due upon the sale of the collateral. The note was subsequently amended to mature on March 31, 1998. In connection with this transaction, the Partnership obtained the option to purchase the tenancy-in-common interest of the developer at its fair market value beginning February 1, 1997.

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

      On September 23, 1998, the Metro Business Center was sold to an institutional buyer which is unaffiliated with the Partnership. The gross sale price was $9,900,000. The Partnership received net proceeds totaling $9,680,132, after closing costs and recognized a gain of $3,706,950 ($38.63 per Limited Partnership Unit). A disposition fee of $297,000 was accrued but not paid to the Advisor. This fee was reversed in 2000 (See Note 2). On October 29, 1998, the Partnership made a capital distribution of $9,689,694 ($102 per Limited Partnership Unit) from the proceeds of the sale.

Summarized Financial Information

      The following summarized financial information is presented in the aggregate for the joint ventures:

                             Assets and Liabilities

                                                             December 31,
                                                    ----------------------------
                                                        2000            1999
                                                    ------------    ------------
Assets
  Real property, at cost less
    accumulated depreciation
    of $1,039,331                                             --    $  3,939,825
  Other                                                       --         634,949
                                                    ------------    ------------
                                                    $         --       4,574,774

Liabilities                                                   --         136,869
                                                    ------------    ------------

Net assets                                          $         --    $  4,437,905
                                                    ============    ============

                              Results of Operations

                                              Year ended December 31,
                                    -----------------------------------------
                                       2000           1999           1998
                                    ----------     ----------     -----------
Revenue
  Rental income                     $  728,097     $2,959,645     $ 3,047,719
  Other income                          98,301        118,802         119,729
                                    ----------     ----------     -----------

                                       826,398      3,078,447       3,167,448
                                    ----------     ----------     -----------
Expenses
  Operating expenses                   172,108        662,137         723,908
  Depreciation and amortization        123,091        318,707         488,068
                                    ----------     ----------     -----------
                                       295,199        980,844       1,211,976
                                    ----------     ----------     -----------

Net income                          $  531,199     $2,097,603     $ 1,955,472
                                    ==========     ==========     ===========

      Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to one joint venture) its affiliate on behalf of their various financing arrangements with the joint ventures.

Note 5 - Property

      Reflections

      Effective April 1, 1996, the Reflections joint venture was restructured, pursuant to which the Partnership's venture partner became an indirect limited partner. Accordingly, the investment was accounted for as a wholly-owned property since that date. The carrying value of the joint venture investment at conversion ($10,469,511) was allocated to land, building and improvements and other net operating assets.

      On August 21, 1998 the joint venture sold a parcel of land to the City of Fort Myers. The gross sale price was $74,731. The Partnership received net proceeds totaling $67,881 and recognized a gain of $35,591.

      The buildings and improvements (a multi-family apartment complex in Ft. Myers, Florida) were being depreciated over 25 years, beginning April 1, 1996.

      On September 23, 1999, the Reflections Apartments was sold to a third party which was unaffiliated with the Partnership. The gross sale price was $13,100,000. The Partnership received net proceeds totaling $12,773,052, after closing costs, and recognized a gain of $3,474,005 ($36.20 per Limited Partnership Unit). A disposition fee of $393,000 was accrued but not paid to the Advisor. This fee was reversed in 2000 (see Note 2). On October 28, 1999, the Partnership made a capital distribution of $12,522,505 ($131.82 per Limited Partnership Unit) from the proceeds of the sale.

      Metro Business Center

      Effective July 1, 1996, the Partnership obtained control over all management decisions related to the properties owned by the Metro Business Center joint venture (and subsequently by the tenants-in common). (See Note 4.) Since that date, the investment has been accounted for as a wholly-owned property. The carrying value of the joint venture investment at conversion ($5,889,261) was allocated to land, buildings and improvements, and other net operating assets.

      As described above the Partnership sold the Metro Business Center on September 23, 1998 and recognized a gain of $3,706,950.

      The buildings and improvements (four office/warehouse buildings in Phoenix, Arizona) were being depreciated over 25 years, beginning July 1, 1996.

Note 6 - Income Taxes

      The Partnership's income for federal income tax purposes differs from that reported in the accompanying statement of operations as follows:

                                             Year ended December 31,
                                    ----------------------------------------
                                        2000           1999          1998
                                    -----------    -----------   -----------
Net income per financial
   statements                       $ 5,409,596    $ 7,256,381   $ 5,988,712
Timing differences:
     Joint venture earnings            (237,954)       169,210       775,991
     Depreciation and amortization        1,380        (53,730)      549,260
     Expenses                        (4,436,167)      (282,938)     (244,327)
     Gain (loss) on sale                890,770     (4,722,636)   (4,687,593)
                                    -----------    -----------   -----------
Taxable income                      $ 1,627,625    $ 2,366,287   $ 2,382,043
                                    ===========    ===========   ===========

Note 7 - Partners' Capital

      Allocation of net income (losses) from operations and distributions of distributable cash from operations, as defined, are in the ratio of 99% to the limited partners and 1% to the general partners. Cash distributions are made quarterly.

      Net sale proceeds and financing proceeds are allocated first to limited partners to the extent of their contributed capital plus a stipulated return thereon, as defined, second to pay disposition fees, and then 85% to the limited partners and 15% to the general partners. As a result of returns of capital from sales transactions, the adjusted capital contribution per limited partnership unit was reduced from $1,000 to $918 in 1993, to $863 in 1995, to $766 in 1996,
to $524 in 1997, to $422 in 1998, to $290.18 in 1999 and to $78.00 in 2000. No
capital distributions have been made to the general partners. Income from a sale is allocated in proportion to the distribution of related proceeds, provided that the general partners are allocated at least 1%. Income or losses from a sale, if there are no residual proceeds after the repayment of the related debt, will be allocated 99% to the limited partners and 1% to the general partners.

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


                                           /s/ Wolpoff & Company, LLP

                                           WOLPOFF & COMPANY, LLP


Baltimore, Maryland
January 13, 1999

                             GATEWAY 51 PARTNERSHIP
                        (A MARYLAND GENERAL PARTNERSHIP)

                                  BALANCE SHEET

                                     ASSETS

                                                             December 31,
                                                     --------------------------
                                                         1998           1997
                                                     -----------    -----------
PROPERTY, AT COST - Note 1
    Land                                             $ 4,966,738    $ 4,966,738
    Building and Improvements                         11,892,943     11,614,717
    Preliminary Development Costs                         42,247         42,247
    Deferred Costs - Note 3                              809,323        663,719
                                                     -----------    -----------
                                                      17,711,251     17,287,421
    Less Accumulated Depreciation and Amortization     1,984,627      1,630,022
                                                     -----------    -----------

        PROPERTY, NET                                 15,726,624     15,657,399
                                                     -----------    -----------

OTHER ASSETS
    Cash and Cash Equivalents - Note 1                   421,833        558,136
                                                     -----------    -----------
    Receivables From Tenants
      Rents and Expense Billings                         106,282            -0-
      Deferred Rent Receivable - Note 1                  202,228         73,447
      Allowance for Doubtful Accounts                    (95,174)           -0-
                                                     -----------    -----------
                                                         213,336         73,447
                                                     -----------    -----------

    Prepaid Expenses                                     107,644        107,442
                                                     -----------    -----------

       TOTAL OTHER ASSETS                                742,813        739,025
                                                     -----------    -----------

                                                     $16,469,437    $16,396,424
                                                     ===========    ===========

----------
The notes to financial statements are an integral part of this statement.

                             GATEWAY 51 PARTNERSHIP
                        (A MARYLAND GENERAL PARTNERSHIP)

                                  BALANCE SHEET

                        LIABILITIES AND PARTNERS' CAPITAL

                                                            December 31,
                                                     ---------------------------
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

                             GATEWAY 51 PARTNERSHIP
                        (A MARYLAND GENERAL PARTNERSHIP)

                               STATEMENT OF INCOME

                                                          Year Ended December 31,
                                                  --------------------------------------
                                                     1998          1997          1996
                                                  ----------    ----------    ----------
REVENUE - Notes 1 and 5
    Gross Rent Potential                          $1,943,734    $1,775,359    $1,684,997
    Less Vacancies and Free Rent                      72,135        80,444       108,412
                                                  ----------    ----------    ----------
      Net Rental Income                            1,871,599     1,694,915     1,576,585
    Expense Reimbursements From Tenants              441,093       258,789       364,873
    Other Income                                      15,809            20        18,163
                                                  ----------    ----------    ----------

        TOTAL REVENUE                              2,328,501     1,953,724     1,959,621
                                                  ----------    ----------    ----------

OPERATING EXPENSES
    Real Property Taxes                              211,009       211,967       207,855
    Building and Grounds Maintenance                 144,004       142,678       157,314
    Bad Debts                                         95,174           -0-           -0-
    Management Fees - Note 3                          62,338        61,036        57,542
    Utilities                                         26,165        27,297        24,890
    General and Administrative                        17,966        12,229        25,856
    Insurance                                          4,173         6,573         9,292
                                                  ----------    ----------    ----------

        TOTAL OPERATING EXPENSES                     560,829       461,780       482,749
                                                  ----------    ----------    ----------

OPERATING INCOME                                   1,767,672     1,491,944     1,476,872
                                                  ----------    ----------    ----------

ADJUSTMENTS TO ARRIVE AT NET INCOME
    Depreciation and Amortization                   (354,605)     (315,417)     (302,585)
    Abandonment of Tenant Improvements - Note 1          -0-       (80,178)      (24,256)
                                                  ----------    ----------    ----------
                                                    (354,605)     (395,595)     (326,841)
                                                  ----------    ----------    ----------

NET INCOME - Note 4                               $1,413,067    $1,096,349    $1,150,031
                                                  ==========    ==========    ==========

----------
The notes to financial statements are an integral part of this statement.

                             GATEWAY 51 PARTNERSHIP
                        (A MARYLAND GENERAL PARTNERSHIP)

                         STATEMENT OF PARTNERS' CAPITAL

                                                   Year Ended December 31,
                                        --------------------------------------------
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

                             GATEWAY 51 PARTNERSHIP
                        (A MARYLAND GENERAL PARTNERSHIP)

                             STATEMENT OF CASH FLOWS

                                                                   Year Ended December 31,
                                                          -----------------------------------------
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

         All property is recorded at cost. Information regarding the buildings is as follows:

                                                                           Occupancy
                                                                 ------------------------------
                    Square    Date Placed
         Building   Footage   Into Service       Tenants         12/31/98   12/31/97   12/31/96
         --------   -------   ------------  ----------------     --------   --------   --------
             A       46,840      3/1/91          Multiple          100%        92%        92%
             B       21,991      9/1/90           AVNET            100%       100%       100%
             C       38,225      7/15/91         EVI, Inc.         100%       100%       100%
             F       35,812      2/1/92          Multiple          100%       100%        82%
            D-E      45,951      8/8/94     Columbia National      100%       100%       100%
                    -------

                    188,819                                        100%        98%        94%
                    =======

         Carrying costs, operating expenses, and depreciation begin as a charge against operations on the date the buildings were placed into service.

                             GATEWAY 51 PARTNERSHIP
                        (A MARYLAND GENERAL PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                DECEMBER 31, 1998

Note 1 - During 1997, tenant improvements completed in prior years were (Cont.) demolished in order to build out the space for new tenants. The loss on abandonment of tenant improvements is calculated as follows:

                    Cost                                 $127,688
                    Accumulated Depreciation              (47,510)
                                                         --------

                    Abandonment of Tenant Improvements   $ 80,178
                                                         ========

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

         Amortization

         Deferred costs are amortized as follows:

                                                          Amortization
                                              Amount         Period
                                             --------     ------------
              Organization Costs             $ 13,555       Complete
              Leasing Costs and Commissions   795,767      Lease Terms
                                             --------

                                             $809,322
                                             ========

                             GATEWAY 51 PARTNERSHIP
                        (A MARYLAND GENERAL PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                DECEMBER 31, 1998

Note 1 - Income Taxes
(Cont.)
         Partnerships, as such, are not subject to income taxes. The partners are required to report their respective shares of partnership income and other tax items on their income tax returns (see Note 4).

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

                             GATEWAY 51 PARTNERSHIP
                        (A MARYLAND GENERAL PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                DECEMBER 31, 1998

Note 4 - TAX ACCOUNTING

         Tax accounting differs from financial accounting as follows:

                                                Current Year      Prior Years         Total
                                                ------------      -----------      ----------
            Financial Income                     $1,413,067       $4,935,184       $6,348,251
            Additional Depreciation                 (87,820)        (757,466)        (845,286)
            Lease-Up Period Items
             Capitalized for GAAP                       -0-            4,264            4,264
            Allowance for Doubtful Accounts          95,174              -0-           95,174
            Deferred Rent Receivable               (128,781)         (73,447)        (202,228)
            Prepaid Property Taxes                     (956)        (105,026)        (105,982)
            Prepaid Tenant Reimbursements           (95,507)         142,688           47,181
                                                 ----------       ----------       ----------

               Taxable Income                    $1,195,177       $4,146,197       $5,341,374
                                                 ==========       ==========       ==========

Note 5 - LEASES

         The following is a schedule of future minimum lease payments to be received under noncancelable operating leases at December 31, 1998:

                Year Ending December 31, 1999       $1,524,603
                                         2000          827,454
                                         2001          726,557
                                         2002          736,016
                                         2003          745,758
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


                                         /s/ Wolpoff & Company, LLP

                                           WOLPOFF & COMPANY, LLP

Baltimore, Maryland
January 13, 1999

                             GATEWAY 51 PARTNERSHIP
                        (A MARYLAND GENERAL PARTNERSHIP)

                          SCHEDULE OF PARTNERS' CAPITAL

                          YEAR ENDED DECEMBER 31, 1998

                                                                               NE/            M.O.R. 51
                                   New England        New England          Gateway 51          Gateway
                                  Life Pension          Pension              Limited           Limited
                                  Properties IV       Properties V         Partnership       Partnership          Total
                                  -------------       ------------        ------------      ------------      ------------
OWNERSHIP PERCENTAGE
   Through December 31, 1997          34.75%              15.25%              0.00%             50.00%           100.00%
                                  ============        ============        ============      ============      ============
   As of January 1, 1998              68.11%              29.89%              2.00%              0.00%           100.00%
                                  ============        ============        ============      ============      ============

CAPITAL CONTRIBUTIONS
    Prior Years                   $ 14,086,139        $  6,181,687        $        -0-      $        -0-      $ 20,267,826
                                  ------------        ------------        ------------      ------------      ------------

CAPITAL PLACEMENT FEE
    Prior Years                       (106,427)            (96,251)                -0-               -0-          (202,678)
                                  ------------        ------------        ------------      ------------      ------------

DISTRIBUTIONS - Note 2
    Prior Years                     (5,969,698)         (2,827,026)                -0-               -0-        (8,796,724)
    Current Year                      (981,211)           (430,606)                -0-               -0-        (1,411,817)
                                  ------------        ------------        ------------      ------------      ------------
                                    (6,950,909)         (3,257,632)                -0-               -0-       (10,208,541)
                                  ------------        ------------        ------------      ------------      ------------

ACCUMULATED INCOME
   Prior Years                       3,429,956           1,505,228                 -0-               -0-         4,935,184
   Current Year                        982,082             430,985                 -0-               -0-         1,413,067
                                  ------------        ------------        ------------      ------------      ------------
                                     4,412,038           1,936,213                 -0-               -0-         6,348,251
                                  ------------        ------------        ------------      ------------      ------------

PARTNERS' CAPITAL, 12/31/98       $ 11,440,841        $  4,764,017        $        -0-      $        -0-      $ 16,204,858
                                  ============        ============        ============      ============      ============

----------
See Independent Auditor's Report on Supplementary Information.

                                  GATEWAY 51 PARTNERSHIP
                             (A MARYLAND GENERAL PARTNERSHIP)

               SCHEDULE OF CHANGES IN PARTNERS' CAPITAL - INCOME TAX BASIS

                               YEAR ENDED DECEMBER 31, 1998

                                                                               NE/            M.O.R. 51
                                   New England        New England          Gateway 51          Gateway
                                  Life Pension          Pension              Limited           Limited
                                  Properties IV       Properties V         Partnership       Partnership          Total
                                  -------------       ------------        ------------      ------------      ------------
OWNERSHIP PERCENTAGE
   Through December 31, 1997          34.75%              15.25%              0.00%             50.00%           100.00%
                                  ============        ============        ============      ============      ============
   As of January 1, 1998              68.11%              29.89%              2.00%              0.00%           100.00%
                                  ============        ============        ============      ============      ============

CAPITAL CONTRIBUTIONS
    Prior Years                   $ 14,086,139        $  6,181,687        $        -0-      $        -0-      $ 20,267,826
                                  ------------        ------------        ------------      ------------      ------------

CAPITAL PLACEMENT FEE
    Prior Years                       (106,427)            (96,251)                -0-               -0-          (202,678)
                                  ------------        ------------        ------------      ------------      ------------

DISTRIBUTIONS - Note 2
    Prior Years                     (5,969,698)         (2,827,026)                -0-               -0-        (8,796,724)
    Current Year                      (981,211)           (430,606)                -0-               -0-        (1,411,817)
                                  ------------        ------------        ------------      ------------      ------------
                                    (6,950,909)         (3,257,632)                -0-               -0-       (10,208,541)
                                  ------------        ------------        ------------      ------------      ------------

ACCUMULATED INCOME
   Prior Years                       2,883,779           1,262,418                 -0-               -0-         4,146,197
   Current Year                        830,648             364,529                 -0-               -0-         1,195,177
                                  ------------        ------------        ------------      ------------      ------------
                                     3,714,427           1,626,947                 -0-               -0-         5,341,374
                                  ------------        ------------        ------------      ------------      ------------

PARTNERS' CAPITAL, 12/31/98       $ 10,743,230        $  4,454,751        $        -0-      $        -0-      $ 15,197,981
                                  ============        ============        ============      ============      ============

----------
See Independent Auditor's Report on Supplementary Information.

                                  EXHIBIT INDEX

Exhibit                                                                 Page
Number                                                                 Number
------                                                                 ------

10M.    Promissory Note dated September 15, 1986 in the amount            *
        of $3,720,000 from Hewson, Inc. to the Registrant.


10U.    General Partnership Agreement of MORF 6 Venture, dated            *
        as of December 18, 1987, between M.O.R.F. 6 Associates
        Limited Partnership and the Partnership.

10SS.   Amended and Restated Pooling Agreement dated as of                *
        December 1, 1995 by and among the Registrant, Montgomery-Oxford Associates Limited Partnership,
        Waters Landing-Oxford Associates Limited Partnership and related documents dated as of December 1, 1995 and May 14, 1996.

27.     Financial Data Schedule

----------
* Previously filed and incorporated herein by reference

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

                                    NEW ENGLAND LIFE PENSION PROPERTIES IV;
                                    A REAL ESTATE LIMITED PARTNERSHIP


Date: March 27, 2001                By: /s/ Alison L. Husid
                                        ------------------------
                                        Alison L. Husid
                                        President of the
                                        Managing General Partner

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                          Title                      Date
      ---------                          -----                      ----


/s/ Alison L. Husid               President, Chief
----------------------------      Executive Officer and
    Alison L. Husid               Director of the                March 27, 2001
                                  Managing General Partner


/s/ Pamela J. Herbst              Vice President and
----------------------------      Director of the                March 27, 2001
    Pamela J. Herbst              Managing General Partner



/s/  J. Grant Monahon             Vice President and
----------------------------      Director of the                March 27, 2001
     J. Grant Monahon             Managing General Partner


/s/ James J. Finnegan             Vice President of the          March 27, 2001
----------------------------      Managing General Partner
    James J. Finnegan


/s/ Dana C. Spires                Treasurer and Principal
----------------------------      Financial and Accounting
    Dana C. Spires                Officer of the                 March 27, 2001
                                  Managing General Partner