Form 10-Q
period 2001-03-31
NEW ENGLAND LIFE PENSION PROPERTIES IV
filed 2001-05-11
CIK 779742

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 ------------

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

    ----------------------------------------------------------------------

For Quarter Ended March 31, 2001             Commission File Number 0-15429


                    NEW ENGLAND LIFE PENSION PROPERTIES IV;
                       A REAL ESTATE LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)


        Massachusetts                                   04-2893298
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

        World Trade Center East, 16th Floor
        Two Seaport Lane
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

                       FOR QUARTER ENDED MARCH 31, 2001

                                    PART I

                             FINANCIAL INFORMATION
                            ----------------------

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF NET ASSETS IN LIQUIDATION


                                             March 31, 2001   December 31, 2000
                                               (Unaudited)         (Audited)
                                             --------------   -----------------

ASSETS

Cash and cash equivalents                      $2,226,261         $2,224,369
Other net assets                                        -             29,209
                                               ----------         ----------
                                               $2,226,261         $2,253,578
                                               ==========         ==========

LIABILITIES AND NET ASSETS IN LIQUIDATION

Accounts payable                               $   72,451         $  128,871
Accrued expenses for liquidation                  260,995            264,000
                                               ----------         ----------
Total liabilities                                 333,446            392,871
                                               ----------         ----------

Net Assets in liquidation:
   Limited partners ($78.00 per
   unit; 120,000 units authorized,
   94,997 units issued
   and outstanding)                             1,852,803          1,821,016
   General partners                                40,012             39,691
                                               ----------         ----------
Total partners' capital                         1,892,815          1,860,707
                                               ----------         ----------

                                               $2,226,261         $2,253,578
                                               ==========         ==========

          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF CHANGES OF NET ASSETS IN LIQUIDATION
(Unaudited)


                                                   Three Months Ended
                                                     March 31, 2001
                                                      (Unaudited)
                                                   ------------------

Net Assets in liquidation at
  beginning of period                                 $1,860,707
                                                   ------------------

Increase during period:
  Operating Activities
     Interest Income                                      32,108
                                                   ------------------
Net change in net assets in liquidation                   32,108
                                                   ------------------


Net assets in liquidation at
end of period                                         $1,892,815
                                                   ==================

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF OPERATIONS
(Unaudited)
                                         Three Months Ended
                                           March 31, 2000
                                           --------------

INVESTMENT ACTIVITY

Joint venture earnings                        $171,728
Amortization                                      (460)
                                              --------
   Total real estate activity                  171,268

   Interest on cash equivalents                103,934
                                              --------
   Total investment activity                   275,202
                                              --------

PORTFOLIO EXPENSES

General and administrative                      85,446
Management fee                                  55,802
                                              --------
                                               141,248
                                              --------

Net Income                                    $133,954
                                              ========

Net income per limited partnership
  unit                                        $   1.40
                                              ========
Cash distributions per
  limited partnership unit                    $ 158.32
                                              ========
Number of limited partnership
  units outstanding during the period           94,997
                                              ========

          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)

------------                                             Three Months Ended
                                                            March 31, 2000
                                                            --------------

  Net cash provided by operating activities                 $    609,089
                                                            ------------

Cash flows from financing activity:
    Distributions to partners                                (15,044,857)
                                                            ------------

   Net decrease in cash and cash equivalents                 (14,435,768)

Cash and cash equivalents:
    Beginning of period                                       17,597,405
                                                            ------------

   End of period                                            $  3,161,637
                                                            ============


           (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 2001 and December 31, 2000 and the changes of net assets in liquidation and the results of its operations for the three month periods ended March 31, 2001 and 2000, respectively, and its cash flows for the three months ended March 31, 2000. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 2000 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
-----------------------------------

     New England Life Pension Properties IV; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. The Partnership primarily serves as an investment for qualified pension and profit sharing plans and other organizations intended to be exempt from federal income tax. The Partnership commenced operations in May 1986 and had disposed of all of its investments as of December 31, 2000. The Partnership sold its last remaining investment in October 2000. On December 31, 2000, the Partnership adopted a plan of liquidation and intends to dissolve in 2001.

     In connection with its adoption of a plan of liquidation on December 31, 2000, the Partnership also adopted the liquidation basis of accounting which, among other things, requires that assets and liabilities be stated at their estimated net realizable value and that estimated costs of liquidating the Partnership be provided to the extent that they are reasonably determinable.


NOTE 2 - REAL ESTATE JOINT VENTURES
-----------------------------------

     On December 22, 1987, the Partnership entered into a joint venture with an affiliate of the Manekin Corporation to construct and operate two research and development/office buildings. The Partnership committed to make a $5,150,000 capital contribution. The Partnership had a 50% interest in the joint venture.

     On October 31, 2000, the Partnership sold its 50% interest in the 270 Technology Park joint venture to its joint venture partner for a gross sales price of $5,941,783. The Partnership received its share of the net proceeds of $5,202,429 and recognized a gain of $845,348 ($8.81 per Limited Partnership
Unit) on the sale. On November 28, 2000, the Partnership made a capital distribution of $4,939,844 ($52.00 per Limited Partnership Unit) from the proceeds of the sale.

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP


NOTE 3 - ACCRUED EXPENSES FOR LIQUIDATION
-----------------------------------------

     Accrued expenses for liquidation as of March 31, 2001 include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees and other professional services. During the three months ended March 31, 2001, the Partnership incurred $3,005 of such expenses.

     The actual costs could vary from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution of the Partnership. The accrued expenses do not take into the consideration possible litigation arising from the customary representations and warranties made as part of each sale. Such costs are unknown and are not estimable at this time.

NOTE 4 - SUBSEQUENT EVENT
--------------------------

     On April 26, 2001 a capital distribution was made from original working capital reserves in the amount of $1,614,949 ($17.00 per Limited Partnership
Unit).

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP


Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of Units of limited partnership interest in December, 1986. A total of 94,997 Units were sold. The Partnership received proceeds of $85,677,259, net of selling commissions and other offering costs, which have been invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. The Partnership made nine real estate investments; all of which have been sold: one each in 1988, 1993, 1994, 1996, 1997, 1998, 2000 and two in 1999. Capital of $87,587,234 ($922.00 per
Limited Partnership Unit) has been returned to the limited partners through March 31, 2001.

     At March 31, 2001, the Partnership had $2,226,261 in cash and cash equivalents, of which $1,614,949 was used for capital distributions to partners on April 26, 2001; the remainder is being retained primarily as a reserve in connection with the liquidation of the Partnership. The Partnership intends to liquidate and dissolve in 2001. Distributions of cash from operations for the first quarter of 2000 were made at the annualized rate of 13% on the weighted average adjusted capital contribution of $180.77 per limited partnership unit.

Results of Operations
---------------------

     Operating Factors

     The Partnership sold its 50% interest in the 270 Technology Park joint venture to its joint venture partner on October 31, 2000 and the Partnership recognized a gain of $845,348. At the time of the sale, occupancy at 270 Technology Center was 100%.

     Investment Results

     There are no real estate comparative operating results for the three month periods ended March 31, 2001 and 2000, due to the sale of the Partnership's last remaining property in October 2000, as discussed above.

     Portfolio Expenses

     General and administrative expenses primarily consist of state taxes, real estate appraisal, legal, accounting, printing and servicing agent fees. General and administrative expenses for the three month period ended March 31, 2000 were $85,446.

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP


     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner.

     There was no management fee incurred during the first quarter of 2001 due to the discontinuance of operating cash distributions as a result of the sale of the Partnership's last remaining property in 2000, discussed above.

     Costs to dissolve and liquidate the Partnership include legal fees, accounting fees, tax preparation fees, filing fees and other professional services. During the three months ended March 31, 2001, the Partnership incurred $3,005 of such expenses.

                    NEW ENGLAND LIFE PENSION PROPERTIES IV;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 2001

                                    PART II

                               OTHER INFORMATION
                              -------------------



Item 6.   Reports on Form 8-K

                   Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended March 31, 2001.

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


                              NEW ENGLAND LIFE PENSION PROPERTIES IV;
                              A REAL ESTATE LIMITED PARTNERSHIP
                              (Registrant)


May 11, 2001
                              /s/ Alison L. Husid
                              -------------------------------
                                Alison L. Husid
                                President, Chief Executive Officer and
                                Director of Managing General Partner,
                                Fourth Copley Corp.



May 11, 2001
                              /s/ Jonathan Martin
                              --------------------------------
                                Jonathan Martin
                                Principal Financial and Accounting Officer of Managing General Partner, Fourth Copley Corp.