Form 10-Q
period 2001-06-30
NEW ENGLAND LIFE PENSION PROPERTIES IV
filed 2001-08-14
CIK 779742

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

     For Quarter Ended June 30, 2001         Commission File Number 0-15429


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

                        FOR QUARTER ENDED JUNE 30, 2001

                                     PART I

                             FINANCIAL INFORMATION
                             ----------------------

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF NET ASSETS IN LIQUIDATION


                                         June 30, 2001  December 31, 2000
                                          (Unaudited)       (Audited)
                                         -----------------------------------
ASSETS

Cash and cash equivalents                  $527,314          $2,224,369
Other net assets                                  -              29,209
                                           --------          ----------
                                           $527,314          $2,253,578
                                           ========          ==========

LIABILITIES AND NET ASSETS IN LIQUIDATION

Accounts payable                           $  9,598          $  128,871
Accrued expenses for liquidation            217,273             264,000
                                           --------          ----------
Total liabilities                           226,871             392,871
                                           --------          ----------

Net Assets in liquidation:
   Limited partners ($61.00 and
   $78.00 per unit, respectively;
   120,000 units authorized,
   94,997 units issued and
   outstanding)                             260,205           1,821,016
   General partners                          40,238              39,691
                                           --------          ----------
Total partners' capital                     300,443           1,860,707
                                           --------          ----------

                                           $527,314          $2,253,578
                                           ========          ==========

           (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION
(Unaudited)


                                      Three Months Ended   Six Months Ended
                                         June 30, 2001       June 30, 2001
                                      -------------------  -----------------
Net assets in liquidation at
  beginning of period                        $ 1,892,815        $ 1,860,707
                                             -----------   ----------------

Increase (decrease) during period:
  Operating activities
     Interest income                              22,577             54,685
                                             -----------   ----------------
                                                  22,577             54,685

Cash distribution to partners                 (1,614,949)        (1,614,949)

Net change in net assets
in liquidation                               $(1,592,372)       $(1,560,264)
                                             -----------   ----------------

Net assets in liquidation at
end of period                                $   300,443        $   300,443
                                             ===========   ================

            (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(Unaudited)
                                        Three Months Ended   Six Months Ended
                                          June 30, 2000        June 30, 2000
                                        ------------------   ----------------

INVESTMENT ACTIVITY

Joint venture earnings                      $174,325              $346,053
Amortization                                    (460)                 (920)
                                            --------              --------
  Total real estate activity                 173,865               345,133

Interest on cash equivalents                  44,645               148,579
                                            --------              --------
  Total investment activity                  218,510               493,712
                                            --------              --------

PORTFOLIO EXPENSES

General and administrative                    89,400               174,846
Management fee                                 6,548                62,350
                                            --------              --------
                                              95,948               237,196
                                            --------              --------

Net Income                                  $122,562              $256,516
                                            ========              ========

Net income per limited partnership
 unit                                       $   1.27              $   2.67
                                            ========              ========
Cash distributions per
 limited partnership unit                   $   5.88              $ 164.20
                                            ========              ========
Number of limited partnership
 units outstanding during the period          94,997                94,997
                                            ========              ========


           (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)


                                             Six Months Ended
                                               June 30, 2000
                                              --------------


Net cash provided by operating activities          $632,433
                                               ------------

Cash flows from financing activity:
   Distributions to partners                    (15,609,081)
                                                -----------

   Net decrease in cash and cash equivalents    (14,976,648)

Cash and cash equivalents:
        Beginning of period                      17,597,405
                                                -----------

   End of period                                 $2,620,757
                                               ============

          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 2001 and December 31, 2000 and the changes of net assets in liquidation and the results of its operations for the three and six month periods ended June 30, 2001 and 2000, respectively, and its cash flows for the six months ended June 30, 2000. These adjustments are of a normal recurring nature.

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

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP


NOTE 3 - ACCRUED EXPENSES FOR LIQUIDATION
-----------------------------------------

     Accrued expenses for liquidation as of June 30, 2001 include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees and other professional services. During the three and six month periods ended June 30, 2001, the Partnership incurred $3,005 and $46,727, respectively, of such expenses.

     The actual costs could vary from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution of the Partnership. The accrued expenses do not take into consideration the possible litigation arising from the customary representations and warranties made as part of each sale. Such costs are unknown and are not estimable at this time.

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP


Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of Units of limited partnership interest in December, 1986. A total of 94,997 Units were sold. The Partnership received proceeds of $85,677,259, net of selling commissions and other offering costs, which have been invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. The Partnership made nine real estate investments; all of which have been sold: one each in 1988, 1993, 1994, 1996, 1997, 1998, 2000 and two in 1999. Capital of $89,202,183 ($939.00 per
Limited Partnership Unit) has been returned to the limited partners through June 30, 2001.

     At June 30, 2001, the Partnership had $527,314 in cash and cash equivalents, which is being retained primarily as a reserve in connection with the liquidation of the Partnership. The Partnership intends to liquidate and dissolve in 2001. A capital distribution in the amount of $17.00 per unit was made during the second quarter of 2001. Distributions of cash from operations for the first quarter of 2000 were made at the annualized rate of 13% on the weighted average adjusted capital contribution of $180.77 per limited partnership unit. Distributions of cash from operations for the second quarter of 2000 were made at the annualized rate of 2% on the adjusted capital contribution of $137.00 per limited partnership unit. The first quarter 2000 distribution rate was higher than the second quarter of 2000 as a result of greater cash available for distribution due to final receipts of operating cash flow received by the Partnership from previously sold properties.


Results of Operations
---------------------

     Operating Factors

     The Partnership sold its 50% interest in the 270 Technology Park joint venture to its joint venture partner on October 31, 2000 and the Partnership recognized a gain of $845,348. At the time of the sale, occupancy at 270 Technology Center was 100%.

     Investment Results

     There are no comparative real estate operating results for the six month periods ended June 30, 2001 and 2000, due to the sale of the Partnership's last remaining property in October 2000, as discussed above.

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP


     Portfolio Expenses

     General and administrative expenses primarily consist of state taxes, real estate appraisal, legal, accounting, printing and servicing agent fees. General and administrative expenses for the three and six month periods ended June 30, 2000 were $89,400 and $174,846, respectively.

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner.

     There was no management fee incurred during the first and second quarters of 2001 due to the discontinuance of operating cash distributions as a result of the sale of the Partnership's last remaining property in 2000, discussed above.

     Costs to dissolve and liquidate the Partnership include legal fees, accounting fees, tax preparation fees, filing fees and other professional services. During the three and six month periods ended June 30, 2001, the Partnership incurred $3,005 and $46,727, respectively, of such expenses.

                    NEW ENGLAND LIFE PENSION PROPERTIES IV;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                        FOR QUARTER ENDED JUNE 30, 2001

                                    PART II

                               OTHER INFORMATION
                              -------------------



     Item 6.    Reports on Form 8-K

                        Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended June 30, 2001.

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


                              NEW ENGLAND LIFE PENSION PROPERTIES IV;
                              A REAL ESTATE LIMITED PARTNERSHIP
                              (Registrant)


August 14, 2001
                              /s/ Alison L. Husid
                              -------------------------------
                                Alison L. Husid
                                President, Chief Executive Officer and
                                Director of Managing General Partner,
                                Fourth Copley Corp.



August 14, 2001
                             /s/ Jonathan Martin
                             --------------------------------
                               Jonathan Martin
                               Principal Financial and Accounting Officer of Managing General Partner, Fourth Copley Corp.