Form 10-Q
period 2001-09-30
NEW ENGLAND LIFE PENSION PROPERTIES IV
filed 2001-11-09
CIK 779742

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 ------------
                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

    ----------------------------------------------------------------------

For Quarter Ended September 30, 2001        Commission File Number 0-15429


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



-------------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report

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

                     FOR QUARTER ENDED SEPTEMBER 30, 2001

                                    PART I

                             FINANCIAL INFORMATION
                             ----------------------

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF NET ASSETS IN LIQUIDATION


                                       September 30, 2001  December 31, 2000
                                           (Unaudited)         (Audited)
                                       ------------------  -----------------

ASSETS

Cash and cash equivalents                    $    464,703  $    2,224,369
Other net assets                                        -          29,209
                                             ------------  --------------
                                             $    464,703  $    2,253,578
                                             ============  ==============


LIABILITIES AND NET ASSETS IN LIQUIDATION


Accounts payable                             $      7,445  $      128,871
Accrued expenses for liquidation                  152,555         264,000
                                             ------------  --------------
Total liabilities                                 160,000         392,871
                                             ------------  --------------

Net Assets in liquidation:
   Limited partners ($61.00 and
   $78.00 per unit, respectively;
   120,000 units authorized,
   94,997 units issued and
   outstanding)                                   264,423       1,821,016
   General partners                                40,280          39,691
                                             ------------  --------------
Total partners' capital                           304,703       1,860,707
                                             ------------  --------------

                                             $    464,703  $    2,253,578
                                             ============  ==============


            (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION
(Unaudited)

                                      Three Months Ended   Nine Months Ended
                                      September 30, 2001  September 30, 2001
                                      ------------------  -------------------

Net assets in liquidation at
  beginning of period                 $     300,443         $   1,860,707
                                      -------------         -------------

Increase (decrease) during period:
  Operating activities
     Interest income                          4,260                58,945
                                      -------------         -------------
                                              4,260                58,945


Cash distribution to partners                     -            (1,614,949)

Net change in net assets
in liquidation                                4,260            (1,556,004)
                                      -------------         -------------

Net assets in liquidation at
end of period                         $     304,703         $     304,703
                                      =============         =============


            (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(Unaudited)

                                        Three Months Ended   Nine Months Ended
                                        September 30, 2000   September 30, 2000
                                        ------------------   ------------------

INVESTMENT ACTIVITY

Joint venture earnings                  $     191,487        $    537,540
Amortization                                     (460)             (1,380)
                                        -------------        ------------
    Total real estate activity                191,027             536,160


Interest on cash equivalents                   42,572             191,151
                                        -------------        ------------
    Total investment activity                 233,599             727,311
                                        -------------        ------------

PORTFOLIO EXPENSES

General and administrative                     56,802             231,648
Management fee                                     --              62,350
                                        -------------        ------------
                                               56,802             293,998
                                        -------------        ------------

Net Income                              $     176,797        $    433,313
                                        =============        ============

Net income per limited partnership
  unit                                  $        1.84        $       4.52
                                        =============        ============

Cash distributions per
  limited partnership unit              $        0.69        $     164.89
                                        =============        ============
Number of limited partnership
  units outstanding during the period          94,997              94,997
                                        =============        ============


           (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)


                                               Nine Months Ended
                                               September 30, 2000
                                               ------------------


Net cash provided by operating activities         $    699,671
                                                  ------------

Cash flows from financing activity:
    Distributions to partners                      (15,675,292)
                                                  ------------

   Net decrease in cash and cash equivalents       (14,975,621)

Cash and cash equivalents:
    Beginning of period                             17,597,405
                                                  ------------

   End of period                                  $  2,621,784
                                                  ============


           (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 2001 and December 31, 2000 and the changes of net assets in liquidation and the results of its operations for the three and nine month periods ended September 30, 2001 and 2000, respectively, and its cash flows for the nine months ended September 30, 2000. These adjustments are of a normal recurring nature.

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

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP


NOTE 3 - ACCRUED EXPENSES FOR LIQUIDATION
-----------------------------------------

     Accrued expenses for liquidation as of September 30, 2001 include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees and other professional services. During the three and nine month periods ended September 30, 2001, the Partnership incurred $66,873 and $111,445, respectively, of such expenses.

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

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP


Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of Units of limited partnership interest in December, 1986. A total of 94,997 Units were sold. The Partnership received proceeds of $85,677,259, net of selling commissions and other offering costs, which have been invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. The Partnership made nine real estate investments; all of which have been sold: one each in 1988, 1993, 1994, 1996, 1997, 1998, 2000 and two in 1999. Capital of $89,202,183 ($939.00 per
limited partnership unit) has been returned to the limited partners through September 30, 2001.

     At September 30, 2001, the Partnership had $464,703 in cash and cash equivalents, which is being retained primarily as a reserve in connection with the liquidation of the Partnership. The Partnership intends to liquidate and dissolve in 2001. A capital distribution in the amount of $17.00 per unit was made during the second quarter of 2001. Distributions of cash from operations for the first quarter of 2000 were made at the annualized rate of 13% on the weighted average adjusted capital contribution of $180.77 per limited partnership unit. Distributions of cash from operations for the second quarter of 2000 were made at the annualized rate of 2% on the adjusted capital contribution of $137.00 per limited partnership unit. The first quarter 2000 distribution rate was higher than the second quarter of 2000 as a result of greater cash available for distribution due to final receipts of operating cash flow from previously sold properties. Due to the sale of the last remaining asset in October 2000, distributions were suspended for the third quarter of 2000 to enable the Partnership to meet its fund level obligations for the remainder of its life cycle.


Results of Operations
---------------------

     Operating Factors

     The Partnership sold its 50% interest in the 270 Technology Park joint venture to its joint venture partner on October 31, 2000 and the Partnership recognized a gain of $845,348. At the time of the sale, occupancy at 270 Technology Center was 100%.

     Investment Results

     There are no comparative real estate operating results for the three and nine month periods ended September 30, 2001 and 2000, due to the sale of the Partnership's last remaining property in October 2000, as discussed above.

NEW ENGLAND LIFE PENSION PROPERTIES IV;
A REAL ESTATE LIMITED PARTNERSHIP


     Portfolio Expenses

     General and administrative expenses primarily consist of state taxes, real estate appraisal, legal, accounting, printing and servicing agent fees. General and administrative expenses for the three and nine month periods ended September 30, 2000 were $56,802 and $231,648, respectively.

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner.

     There was no management fee incurred during the first three quarters of 2001 due to the discontinuance of operating cash distributions as a result of the sale of the Partnership's last remaining property in 2000 as discussed above.

     Costs to dissolve and liquidate the Partnership include legal fees, accounting fees, tax preparation fees, filing fees and other professional services. During the three and nine month periods ended September 30, 2001, the Partnership incurred $66,873 and $111,445, respectively, of such expenses.

                    NEW ENGLAND LIFE PENSION PROPERTIES IV;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                     FOR QUARTER ENDED SEPTEMBER 30, 2001

                                    PART II

                               OTHER INFORMATION
                               -----------------



Item 6.    Reports on Form 8-K

                        Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended September 30, 2001.

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


                              NEW ENGLAND LIFE PENSION PROPERTIES IV;
                              A REAL ESTATE LIMITED PARTNERSHIP
                              (Registrant)


November 9, 2001
                              /s/ Alison L. Husid
                              -------------------------------
                                Alison L. Husid
                                President, Chief Executive Officer and
                                Director of Managing General Partner,
                                Fourth Copley Corp.



November 9, 2001
                              /s/ Jonathan Martin
                              --------------------------------
                                Jonathan Martin
                                Principal Financial and Accounting
                                Officer of Managing General Partner,
                                Fourth Copley Corp.